Form 10QSB
period 2005-06-30
Armitage Mining Corp
filed 2005-08-09
CIK 1303163

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                       For the Period ended June 30, 2005


                        Commission File Number 000-51246


                              ARMITAGE MINING CORP.
                 (Name of small business issuer in its charter)


        Nevada                                                   84-1647399
(State of incorporation)                                (IRS Employer ID Number)


                           #520 - 470 Granville Street
                          Vancouver, BC, Canada V6C 1V5
                                 (604) 687-7178
          (Address and telephone number of principal executive offices)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,700,000 shares of Common Stock outstanding as of June 30, 2005.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                   JUNE 30         SEPTEMBER 30
                                                                    2005               2004
                                                                  --------           --------
                                                                 (Unaudited)         (Audited)
ASSETS

CURRENT
  Cash                                                            $ 14,639           $ 33,524
                                                                  ========           ========

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                        $     45           $  2,045
                                                                  --------           --------
STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    75,000,000 Common shares, par value $0.001 per share

  Issued and outstanding:
    1,700,000 Common shares                                          1,700              1,700

  Additional paid-in capital                                        38,300             38,300

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                   (25,406)            (8,521)
                                                                  --------           --------
                                                                    14,594             31,479
                                                                  --------           --------

                                                                  $ 14,639           $ 33,524
                                                                  ========           ========

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                 CUMULATIVE
                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                                 APRIL 30
                                      THREE MONTHS ENDED             NINE MONTHS ENDED            2004 TO
                                           JUNE 30                        JUNE 30                 JUNE 30
                                    2005            2004           2005             2004           2005
                                 -----------     -----------    -----------      -----------    -----------
REVENUE                          $        --     $        --    $        --      $        --    $        --
                                 -----------     -----------    -----------      -----------    -----------
EXPENSES
  Consulting fees                     10,839              --         15,839               --         15,839
  Exploration expenditures                --              --             --               --          1,877
  Filing fees                             --             125            174              125          3,007
  Interest and bank charges               32              38            147               38            458
  Office and administration              225              --            225               --            225
  Professional fees                       --              --            500               --          4,000
                                 -----------     -----------    -----------      -----------    -----------

NET LOSS FOR THE PERIOD          $    11,096     $       163    $    16,885      $       163    $    25,406
                                 ===========     ===========    ===========      ===========    ===========

BASIC AND DILUTED LOSS
 PER SHARE                       $     (0.01)    $     (0.01)   $     (0.01)     $     (0.01)
                                 ===========     ===========    ===========      ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             1,700,000       1,700,000      1,700,000        1,700,000
                                 ===========     ===========    ===========      ===========

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                    CUMULATIVE
                                                                                                   PERIOD FROM
                                                                                                    INCEPTION
                                                                                                     APRIL 30
                                               THREE MONTHS ENDED           NINE MONTHS ENDED        2004 TO
                                                    JUNE 30                     JUNE 30              JUNE 30
                                              2005          2004           2005          2004          2005
                                            --------      --------       --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                   $(11,096)     $   (181)      $(16,885)     $   (181)     $(25,406)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES
  Accounts payable and
  accrued liabilities                             --            --         (2,000)           --            45
                                            --------      --------       --------      --------      --------
                                             (11,096)         (181)       (18,885)         (181)      (25,361)
                                            --------      --------       --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITY
  Share capital issued for cash                   --         5,000             --         5,000        40,000
                                            --------      --------       --------      --------      --------

(DECREASE) INCREASE IN CASH                  (11,096)        4,819        (18,885)        4,819        14,639


CASH, BEGINNING OF PERIOD                     25,735            --         33,524            --            --
                                            --------      --------       --------      --------      --------

CASH, END OF PERIOD                         $ 14,639      $  4,819       $ 14,639      $  4,819      $ 14,639
                                            ========      ========       ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
  Interest paid                             $     --      $     --       $     --      $     --      $     --
  Income taxes paid                         $     --      $     --       $     --      $     --      $     --
                                            ========      ========       ========      ========      ========

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1. BASIS OF PRESENTATION

     The unaudited interim financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.

2. NATURE OF OPERATIONS

     a) Organization

        The Company was incorporated in the State of Nevada, U.S.A., on April 30, 2004, and its intended year end is September 30, 2004.

     b) Exploration Stage Activities

        The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

     c) Going Concern

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

        As shown in the accompanying financial statements, the Company has incurred a net loss of $16,885 for the period from October 1, 2004, to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a) Organizational and Start Up Costs

        Costs of start up activities, including organizational costs, are expensed as incurred.

     b) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

     c) Mineral Property Acquisition Payments and Exploration Costs

        The Company records its interest in mineral properties at cost. The Company expenses all costs incurred on mineral properties to which it has secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

     The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d) Foreign Currency Translation

        The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

          i)   monetary items at the rate  prevailing at the balance sheet date;
          ii)  non-monetary items at the historical  exchange rate;
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

        Gains or losses on foreign currency transaction are included in the statement of operations.

     e) Income Taxes

        The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     f) Basic and Diluted Loss Per Share

        In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


4. RECENT ACCOUNTING PRONOUNCEMENTS

     a) On March 31, 2004, the Emerging Issues Task Force ("EITF") issued EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF 04-2") which concluded that mineral interest conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued amended SFAS 141 and SFAS 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company adopted EITF No. 04-2 on April 1, 2004.

     b) On March 31, 2004, the EITF issued EITF 04-3, "Mining Assets" Impairment and Business Combinations" ("EITF 04-3") which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company adopted EITF 04-3 on April 1, 2004.

          The adoption of EITF No. 04-2 and EITF 04-03 resulted in the Company capitalizing the acquisition costs for mineral properties acquired in 2004.

     c) On November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs". The adoption of SFAS 151 does not have an impact on the Company's results of operations or financial position.

     d) In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". The Company has determined that the adoption of SFAS 153 does not have an impact on the Company's results of operations or financial position.

     e) In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123"), "Share-Based Payment". The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Company adopted SFAS 123 effective April 1, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We expect our current cash in the bank of $14,639 at June 30, 2005, to satisfy cash requirements for our Phase I and Phase II operations, which we expect to complete within the next 12 months, without having to raise additional funds or seek bank loans.

During the next 12 months, we intend to spend approximately $10,000 in additional research and assessment of our properties to determine whether further development will be warranted.

Our Phase I work will include research and assessment of all available geological reports and historical data available on our properties and the surrounding area. Following our research phase, we will begin detailed geological mapping and closely spaced (micro-grid) soil and rock sampling to further define whether any potential for discovery of high-grade, precious metals exist on any of our properties. Rock and soil samples that are collected will be analyzed for gold, copper, nickel and platinum-group metals as well as a 6-element analysis for other minerals. The estimated budget to complete the Phase I analysis of our properties is approximately $5,000.

Contingent on positive results from Phase I research, assessment and exploration, Phase II will see geophysical surveying, including magnetometer and VLF-EM surveys carried out over the grid. The methods which will be employed are more advanced geophysical work to aid in the determination of subsurface characteristics of the structure. The geophysical work is designed to give a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provide a target for more extensive trenching and core drilling. The estimated budget to complete the Phase II analysis of our properties is approximately $5,000.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to June 30, 2005, we had no revenues and incurred net operating losses of $25,406, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada.

Net cash provided by financing activities since inception was $40,000, which were the total proceeds raised in an initial public offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the

Securities Act of 1933 and $5,000 of which were the total proceeds raised from the private sale of stock to the officer and directors.

In order to complete our planned Phase III program if warranted, we will need to consider raising additional funds through loans or the sale of additional equity securities. Currently, no such loans or equity sales are planned.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, we have enough operating capital to complete our Phase I and Phase II programs over the next 12 months.

PLAN OF OPERATION

Following is an outline of the initial exploration program we have implemented on our property which are referenced in our geological report as Phase I and Phase II, which we anticipate will cost approximately $10,000 US:

Phase I will begin with research and further assessment of available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. Preliminary prospecting will provide critical information regarding the preferred orientation of the grid given the varying attitude of the various possible exploration targets. Follow-up mechanical trenching of target zones should be carried out to supply as much critical information at an early stage of exploration. We have recently begun this Phase of the exploration process on our properties and anticipate continuing this Phase through late Summer 2005.

When historical data research and assessment is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, such as trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we intend to begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. Once excavation of a trench is completed, a channel of samples will be taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect, as viewed by our experts, has current economic potential and whether further exploration is warranted.

Phase II will involve an initial examination of the underground characteristics of the structure that was identified by Phase I of exploration. Our president, Laurence Stephenson who holds a BSc in Geology and is a registered Professional Engineer, will conduct the initial examination in consultation with his mining colleagues. An exploration grid should be established to cover the property to provide spatial control for further exploration activities. Approximately 20 km (12 mi) of line should be cut to complete a grid over the property. Nominal line spacing should be 100 m (328 ft) with stations at a 20-m (66 ft) spacing. Geophysical surveying, including magnetometer and VLF-EM surveys, should be carried out over the grid. The results of these surveys will 1) assist in the mapping of the property; 2) attempt to recognize dikes and mafic intrusives, where present; 3) assist in mapping possible zones of alteration; and 4) identify the existence of possible off-setting structures. Geological mapping and sampling should be carried out over the grid in an attempt to locate zones of mineralization and the distribution of the various lithologies present. Whole rock analyses, trace element analyses and, possibly, mineralogical studies should accompany all sampling on the property. Phase II will be aimed at identifying any mineral deposits of potential economic importance. The methods which will be employed are more extensive trenching and more advanced geophysical work to aid in the determination of subsurface characteristics of the structure. The geophysical work is designed to give a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provide a target for more extensive trenching and core drilling. The trenching will identify the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase II, a determination will be made as to whether or not the properties warrant a Phase III study. This Phase will commence, if warranted by results of Phase I activities, in late Fall 2005.

Phase III will be aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineralized body, assuming any are located on our properties. Once all the geotechnical information is compiled, a program of diamond drilling will be undertaken to provide an aspect of geological and geochemical information in the third dimension. This Phase will commence, if warranted by results of Phase II activities, approximately in early Spring 2006 after results of Phase II activities have been analyzed.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our September 30, 2004 audited financial statements and notes thereto, which can be found in our Form 10-SB Registration Statement on the SEC website at www.sec.gov under our SEC File Number 000-51246.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Organizational and Start Up Costs

          Costs of start up activities, including organizational costs, are expensed as incurred.

     b)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

     c)   Mineral Property Option Payments and Exploration Costs

          The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

     d)   Foreign Currency Translation

          The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

          i)   monetary items at the rate prevailing at the balance sheet date;
          ii)  non-monetary items at the historical exchange rate;
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

     e)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     f)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     g)   New Accounting Standards

          Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under SEC File Number 000-51246, at the SEC website at www.sec.gov:

         Exhibit
         Number                    Description
         ------                    -----------
         3.1        Articles of Incorporation*
         3.2        Bylaws*
         31.1       Sec. 302 Certification of Principal Executive Officer
         31.2       Sec. 302 Certification of Principal Financial Officer
         32.1       Sec. 906 Certification of Principal Executive Officer
         32.2       Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended June 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2005                      Armitage Mining Corp, Registrant


                                    By: /s/ Lawrence Stephenson
                                        ----------------------------------------
                                        Laurence Stephenson, President, Chief
                                        Executive Officer, Principal Accounting
                                        Officer, Chief Financial Officer,
                                        Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 9, 2005                      Armitage Mining Corp, Registrant


                                    By: /s/ Lawrence Stephenson
                                        ----------------------------------------
                                        Lawrence Stephenson President, Chief
                                        Executive Officer, Principal Accounting
                                        Officer, Chief Financial Officer,
                                        Secretary and Chairman of the Board


                                    By: /s/ Michael Mulberry
                                        ----------------------------------------
                                        Michael Mulberry, Director


                                    By: /s/ Patricia Wilson
                                        ----------------------------------------
                                        Patricia Wilson, Director