Form 10KSB
period 2005-09-30
Armitage Mining Corp
filed 2005-10-28
CIK 1303163

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2005

                         Commission File Number 0-51246


                              ARMITAGE MINING CORP.
                 (Name of Small Business Issuer in Its Charter)


       Nevada                                            84-1647399
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                           #520 - 470 Granville Street
                         Vancouver, B.C., Canada V6C 1V5
                    (Address of Principal Executive Offices)


                                 (604) 687-7178
                               (604) 687-7179 Fax
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer had no revenues for the year ended September 30, 2005.

As of September 30, 2005, the registrant had 1,700,000 shares of common stock, $.001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this registration statement may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this registration statement. Such factors include, but are not limited to, those discussed in the sections entitled Description of Business and Management's Discussion and Analysis of Financial Condition and Plan of Operation, as well as those discussed elsewhere. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to possible future events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL INFORMATION

Armitage Mining Corp. was incorporated in the State of Nevada on April 30, 2004 to engage in the acquisition, exploration and development of natural resource properties. We have commenced limited business operations, but have not yet realized any income.

In September 2004, we raised a total of $35,000 in an offering of our securities to the public, pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. The registration statement for the offering was filed and qualified for sale by the Nevada Securities Division.

We have incurred net operating losses since inception of $31,042.

TECHNICAL TERMS GLOSSARY

This glossary sets out the technical terms used.

adit a tunnel into the ground that provides access to mineralization for mining or mineral exploration purposes

alteration        chemical and mineralogical changes in a rock mass resulting from the passage of fluids or increases in pressure and temperature

                           Alteration Minerals:
                           kaolinite
                           alunite
                           black and green chalcedonic breccias
                           chlorite

                           Alternation Processes:
                           Carbonitization - introduction of carbon
                           Chloritization - introduction of chlorite
                           Silicification - introduction of sulphide
breccia a rock type with angular fragments of one composition surrounded by rock of another composition or texture channel a surface sample collected by continuous sampling across a measured interval, and is considered to be representative of the area sampled

cm                centimetre

copper            copper content

diabase           a fine crystalline basaltic rock

gabbro            a group of dark, heavy igneous rocks

grab sample       a sample of selected rock chips collected from within a
                  restricted area of interest

grade the concentration of an ore metal in a rock sample, given either as weight per cent for base metals (eg. Cu, Zn, Pb) or in grams per tonne (gA) or ounces per short ton (oz/t) for precious or platinum group metals hectare an area totalling 10,000 square metres or 100 metres by 100 metres

intrusive         a rock mass formed below earth's surface fi7om molten magma which was intruded into a pre-existing rock mass and cooled to a solid

limestone         a bedded sedimentary deposit consisting chiefly of calcium carbonate

lithology         the scientific study of rocks

mafic a rock type consisting of predominantly iron and magnesium silicate minerals with little quartz or feldspar minerals

mineralization    minerals of value occurring in rocks

mineral the part of a mineral resource or indicated mineral resource which can be extracted legally and at a profit ore a natural occurrence of one or more minerals that may be mined and sold at a profit, or from which some part may be profitably separated- The word ore should only be used in situations where an extensive study of the deposit resources is complete, commercial processes to extract the minerals have been designed for the specific deposit and all of the capital and operating cost and environmental issues have been estimated by qualified persons pit a small hole dug in the ground. Usually in mineral exploration to locate outcrops of mineralized bedrock.

reserve economic conditions that are specified and generally accepted as reasonable by the mining industry and which is demonstrated by a preliminary feasibility study or feasibility study sediment rock that are deposited on the earth surface by action related to the weathering of previous emplaced rocks.

shaft a vertical adit that provides access to mineralization below the surface exposures.

shear area where rocks have moved in earthquake related type activity and broken up the rock

skarn-like        country rock that's been altered by a younger intrusive rock &
                  formed new minerals from the old minerals

sulfide           a compound of sulfur with another element

UTM               universal trans-mecator, a square grid system of map position

Vein tabular mineral deposit formed within or adjacent to faults or fractures by the deposition of minerals from hydrothermal fluids

VLF               very low frequency

PROPERTIES AND MINING CLAIMS

In May 2004, we acquired a 100% undivided right, title and interest in and to the Wanapitei River (South) Property mining claims for the sum of $1,877 ($2500.CDN) from Pilgrim Creek Ltd., an Ontario company that we hired to stake & record the Wanapitei River Property for us. Armitage Mining Corp both owns, and holds title to, the claim which expires on January 26, 2006.

WANAPITEI RIVER (SOUTH) PROPERTY

The one property in the Company's portfolio consists of a 164 hectare (405 acre) unpatented mining property in the Sudbury area of northeastern Ontario. The property is located in Scadding Township approximately 30 km (19 mi) northeast of the City of Sudbury.

The Wanapitei River property is underlain by Paleoproterozoic-age sediments of the Huronian Supergroup. The sediments were intruded by sills or sheets of Nipissing diabase CIRCA 2.2 Ga., referring to the time and age of the Nipissing diabase which has been determined to be around 2.2 billion years old.

Five styles of mineralization, observed in other occurrences throughout the region, have particular importance for exploration on the Wanapitei River property. Two styles of mineralization are related to Nipissing diabase intrusives: the accumulation of copper and nickel sulphides with platinum group metals can occur at or near the base of an intrusive, while quartz - carbonate veining at or near the upper contact of a gabbro, especially in sheared portions, has the potential to host gold mineralization. Skarn-like mineralization can be present where the gabbros intruded calcareous rock types (e.g. limestones of the Espanola Formation); this style of mineralization is noted on mining claims in the vicinity of the Wanapitei River property. Elsewhere, quartz - carbonate flooding of altered and brecciated portions of the Huronian Supergroup are known to host copper and gold mineralization. The associated alteration includes carbonatization, chloritization and albitization.

Mineral deposits in the region are also related to copper - nickel bodies within the margin of the Sudbury Igneous Complex and Offset dikes associated with Sudbury breccia.

LOCATION AND ACCESS

The Scadding Township area is located in northeastern Ontario, District of Sudbury. The property area lies within NTS 41 I/10. The claim, referred to in
Section 2.2 below, is approximately centered on UTM coordinates (NAD 83, Zone
17) 524000E and 5164000N or 46(degree) 38' N latitude and 80(degree) 41' W longitude. The current magnetic declination in the region is 10(degree) 40' West and has been increasing by about 3' annually in a westerly direction. Magnetic declination refers to the difference from True north to Magnetic north as seen in compasses and allows adjustment of a compass accordingly. Because of the nature of the earth's magnetic field a minor change in the position of Magnetic north occurs throughout the year and is usually reported in an annual change referenced as a minute change in a given direction.

The Scadding Township area is located approximately 30 km (19 mi) to the northeast of the centre of the City of Sudbury. The claim block that comprises the property can be reached from Regional Road 86 (the Falconbridge Highway or Airport Road) by following the abandoned railway right-of-way that now forms part of the Trans-Canada Trail.

PROPERTY DESCRIPTION

The property comprises one (1) unpatented mining claim comprising 16 units. A "claim" refers to a specific section of land over which a title holder owns rights to explore. The relevant claim is numbered:

          3018925    16 units       Lots 11 and 12       Con I

and totals approximately 164 hectares (405 acres). As described above, the claim is located in the indicated subdivisions of southwestern Scadding Township in Sudbury Mining Division. The former Canadian National Railway right-of-way passes through the claim block.

CLIMATE

The Scadding Township area lies near the northern boundary of the Algonquin - Lake Nipissing eco-region of the Boreal Shield. The following descriptions are derived largely from the work of the Ecological Stratification Working Group
(1998).

The region is classified as having a humid high cool temperate eco-climate. The area is located 10 km (6 mi) to the northeast of Sudbury Airport (YSB), for which extensive climatic records are available from Environment Canada. The average mean annual temperature is 3.5(degree)C (38(degree)F). The average daily temperature range in summer is from 11.8(degree)C to 23.1(degree)C (53(0)F - 74(degree)F) while in winter the average range is from -16.8(degree)C to -6.9(degree)C (2(degree)F - 20(degree)F). Average yearly precipitation for the area is 872 mm (34 in) and the month-end snow cover is deepest in January and February with an average of 40 cm (16 in).

INFRASTRUCTURE

The proximity to the Sudbury mining camp and the history of past mineral production in and in the vicinity of Scadding Township provides all manner of infrastructure necessary for the timely exploration and development of mineral properties in the area. The smelter complex of Falconbridge Limited lies 12 km (7 mi) to the southwest of the property area; the smelter has the capacity to produce 130,000 t of nickel matte per annum and is currently underutilized. Sudbury Airport is located only 10 km (6 mi) to the southwest of the property.

HISTORY OF PREVIOUS WORK

GOVERNMENT SURVEYS

Geology of the region has been mapped over the years by the agencies of the Ontario Government. This work includes the mapping of Maclennan and Scadding Townships by Thomson (1961), Falconbridge Township by Thomson (1959) and Dressler (1987), Janes, McNish, Pardo and Dana Townships by Bruce (1932), the Ashigami Lake area by Fairbairn (1939), Kelly and Davis Townships by Thomson and Card (1963), McNish and Janes Townships by Dressler (1979), the Wanapitei Lake area by Dressler (1982) and Street Township by Easton and Murphy (2002). Additional government studies have focused on regional geological compilations (Dressler, 1984; Easton, 2001), mineral occurrences (Gates, 1991), stratigraphy (Debicki, 1990), regional geochemistry (Tardif, 2000) and assessment data inventories (Ontario Geological Survey, 1987a; 1987b).

EXPLORATION WORK

As disclosed in further detail in Section 9 of our Geological Report (Exhibit 99 to this document), occurrences of native gold have been known since the late 1800s in the Wanapitei Lake region (Fairbairn, 1939). Bruce (1932) suggests that after the discovery of silver mineralization to the north in the Gowganda area much of the region was prospected in an attempt to locate additional deposits. Considerable exploration also occurred after the discovery of major copper - nickel deposits in Maclennan and Falconbridge Townships. This discovery was made first in the early 1900's and recently in early 2000 when new ultra rich deep zone discoveries of base metals, copper, nickel, platinum and palladium were discovered.

Much of the exploration in the region has focused on the margin of the Sudbury Igneous Complex and related Contact Sub-layer exposures and Offset dikes as targets for copper and nickel mineralization.

The only recorded work over the current property area is airborne geophysical surveys carried out by the Canadian Nickel Company Ltd. in 1981 (Ontario Geological Survey, 1987a; 1987b). No anomalies of significance were reported.

Undocumented exploration work by Falconbridge Limited and Inco Limited has been carried out over the property area and environs. This work is believed to have consisted of airborne and ground geophysical surveys, geological mapping and sampling. It is estimated that the total apportioned cost of these programs would have exceeded $100,000. The results of this work are not in the public domain.

Immediately to the west of the property, recorded exploration work for gold has been undertaken by Inco Exploration and Technical Services, Inc. (mapping and geophysics, 1989) and T. Fielding (prospecting, trenching and sampling, 1998-1999).

CURRENT WORK

The area is being actively explored by companies such as Millstream Mines Ltd., Wallbridge Mining Company Limited, Aurora Platinum Limited and JML Resources Ltd. There are no arrangements, relationships or understandings between Armitage and these companies.

We completed Phase I of the exploration process on our properties as scheduled in April 2005 and a ground grid program was completed in June 2005. Presently we are awaiting the results of samples that have been sent to a Lab for analysis. Due to the heavy exploration in the area by Falconbridge and Inco the laboratory is backlogged and prioritized for the major producers.

REGIONAL MINERAL OCCURENCES

A variety of metallic mineral deposits have been exploited in the area surrounding our property, however there is no assurance that any deposits exist on our property. While the focus of the geological report is on copper - nickel and associated platinum group metals (PGMs) and gold (+/- copper), other important occurrences are included as they may have relevance to the exploration potential of the Wanapitei River property.

A number of industrial mineral and dimension stone occurrences have also been mined in the region but will not be discussed in the context of our geologic report.

EXPLORATION PROGRAM

As disclosed in our geological reports, exploration work on our properties and adjacent properties has indicated that mineral occurrences exist in the area of our properties; however, further exploration is needed to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program has been designed to economically explore and evaluate our properties which, in our opinion, may merit development.

We do not claim to have any mineralization or reserves whatsoever at this time on any of our properties; however, based on our research and geological reports on our properties and the surrounding area, we believe there is a sufficient basis to engage in exploration activities, and we anticipate finding some possible mineralization on our properties.

ENVIRONMENTAL REGULATIONS

Environmental laws and regulations relating to public lands in Canada are expected to be tightly enforced. We intend to explore and, when required, develop all of our properties in strict compliance with all environmental requirements applicable to the mineral processing and mining industry. We will secure all the necessary permits for exploration and, if development is warranted on any property, will file final Plans of Operation prior to the commencement of any mining operations. We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No significant endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to all Canadian provincial and local legal requirements. Any portals, adits or shafts will be sealed upon abandonment of a property. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined until we commence our operations and know what that will involve from an environmental standpoint.

GOVERNMENT REGULATIONS

We will be subject to all the laws, rules and regulations which govern the mineral processing and mining industry in Canada. We intend to fully comply with all environmental, health and safety laws, rules, regulations and statutes.

Specifically, the proposed exploration of the property will be governed by the Ontario Mining Act. Under the Act the Governor in Council makes regulations which prescribe operating conditions governing all exploration programs. We will be required to notify the Chief of Mining Land Use of our exploration plan to ensure compliance. We intend to fully determine and comply with all rules and regulations governing our operations prior to commencement of same.

COMPETITION

The gold, copper, nickel and platinum-group metals mining industry is highly fragmented. The Company is competing with many other exploration companies looking for gold, copper, nickel and platinum-group metals and other minerals. It is among the smallest exploration companies in existence and is an infinitely small participant in the exploration business which is the foundation of the mining industry. While it generally competes with other exploration companies, there is no competition for the exploration or removal of minerals from its Claims. Readily available commodities markets exist in Canada and around the world for the sale of gold, copper, nickel and platinum-group metals and other minerals. Therefore, it will likely be able to sell any gold, copper, nickel and platinum-group metals or other minerals that it is able to recover.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees, other than our officer and directors, who devote their time as required to our operations. Our officer and directors are not presently compensated for their services and do not have employment agreements with us. Initially, we intend to use the services of our officer and directors for all research work on our properties. Our President and Director, Laurence Stephenson, has over 35 years of experience in directing and organizing mineral exploration programs throughout North America and the world. Our Vice President and Director, Patricia Wilson, has been associated with mining companies since the early 1990's. In her previous capacities with these companies as corporate secretary and president she is familiar with the aspects of running a mineral exploration company. This would include assessing the caliber of project consultants and evaluating their reports and recommendations. Our director, Michael Mulberry, has over the last four years been active in managing and coordinating mineral exploration programs for various companies. It has included directing and participating in the actual field work and overseeing its completion and reporting. Further he has been active in managing the office of mineral exploration companies and through that has been well versed in assessing the capability of consultants and evaluating their reports and recommendations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

SOME OF THE SIGNIFICANT RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A HIGH RISK, START-UP COMPANY AND, AS SUCH, THERE IS UNCERTAINTY REGARDING WHETHER WE WILL FIND ANY MINERALS ON OUR PROPERTIES AND WHETHER WE WILL EVER BECOME PROFITABLE.

Our company was incorporated in April 2004. We have only a limited operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the competitive mining industry. The mining business is, by nature, extremely speculative. Our ability to achieve and maintain profitability and generate a positive cash flow is highly dependent upon a number of factors, including our ability to locate profitable minerals on our properties, successfully extract them and generate revenues, while reducing exploration costs. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the research, assessment and exploration of our mineral properties. We cannot guarantee that we will be successful in realizing revenues or achieving or sustaining positive cash flow in the future.

THE MINERAL EXPLORATION INDUSTRY IS HIGHLY SPECULATIVE AND WE MAY NOT DISCOVER ANY MINERALIZATION ON OUR PROPERTIES, WHICH COULD RESULT IN THE CLOSURE OF OUR BUSINESS.

Gold, copper, nickel and platinum-group metals and strategic metals exploration is highly speculative in nature, involving many risks which even a combination of scientific knowledge and experience cannot overcome, often resulting in unproductive efforts. We are in the very early research and assessment stage of our business operations. We cannot guarantee that our planned Phase I and Phase II programs will be successful or that any minerals will be found or that any production of minerals will be realized. Although we believe there is a sufficient basis to engage in exploration on our properties, it may not result in the discovery of any known minerals or revenues.

OUR MINING CLAIMS HAVE NO KNOWN ORE RESERVES, WHICH COULD LEAD TO A TOTAL LOSS OF ANY INVESTMENT IN OUR SECURITIES.

We do not claim any known ore reserves on our properties. Our research and development plans are based solely on research and historical data of the properties and surrounding areas. We are speculating that minerals may be found on our properties, but there can be no guarantee they will be found or that if found, we can successfully extract or market such minerals. As a result, our stockholders could lose any investment they make in our company's securities.

OUR MINING CLAIMS MAY PROVE TO BE INVALID, WHICH WOULD RESULT IN A LOSS OF OUR PROPERTIES, BUSINESS PLANS AND PROJECTED FUTURE REVENUES.

The validity of certain mining claims depends upon numerous circumstances and factual matters, many of which are discoverable of record or by other available means, and are subject to many uncertainties of existing law and its applications. While we believe our claims are valid and our properties could contain minerals, further exploration and mineral assessments performed by government agencies may indicate that our claims are not sufficiently mineralized and may later be abandoned or determined to be invalid because of insufficient mineralization or other reasons.

OUR CONTINUED EXISTENCE AND FUTURE PROFITABILITY IS HIGHLY DEPENDENT UPON THE PRICE OF PRECIOUS METALS AND ORES. ANY SUBSTANTIAL DROP IN THESE MARKET PRICES COULD RESULT IN A LOSS OF REVENUES TO US, THEREBY REDUCING THE VALUE OF ANY SECURITIES HELD BY OUR STOCKHOLDERS.

The economic viability of our minerals exploration program will be highly dependent on, among many other factors, political issues and general economic conditions. During periods of economic downturn or slow economic growth, coupled with eroding consumer confidence or rising inflation, the price and/or sale of precious metals could be severely impacted. Such factors would likely have an immediate effect on our business operations and/or profitability. Currently, mineral values have been rising over the last few years, however, there is no guarantee this trend will continue. It may be difficult to conduct operations profitably in the mining industry in the future if mineral prices drop substantially.

TRANSPORTATION DIFFICULTIES AND WEATHER INTERRUPTIONS IN THE CANADA MAY AFFECT AND DELAY OUR PROPOSED MINING OPERATIONS AND SEVERELY IMPACT OUR PROPOSED OPERATIONS AND POSSIBLE FUTURE REVENUES WHICH COULD RESULT IN A SUBSTANTIAL LOSS OF ANY INVESTMENT IN OUR SECURITIES.

While some mining concerns operate 12 months per year, our proposed exploration work can only be performed for approximately 8-10 months out of the year due to heavy snowfall and frozen ground in the Sudbury Basin area of Canada where our properties are located. Such factors would likely have an immediate adverse effect on our operations and/or future profitability.

WE MAY BE DELAYED IN OR UNABLE TO COMPLY WITH GOVERNMENT AND ENVIRONMENTAL LAWS, RULES AND REGULATION RELATED TO OUR PROPOSED OPERATIONS WHICH WOULD SEVERELY IMPACT OUR BUSINESS PLANS AND POSSIBLE FUTURE REVENUES.

Any mineral exploration programs we undertake will be subject to extensive Canadian laws, rules and regulations. Various governmental permits are required for our proposed operations. We are not assured of receiving such permits as and when we need them for our operations, or at all. In addition, existing, as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and/or delays in the exploration of our properties. The extent to which future legislation and/or regulations might affect our operations cannot be predicted. There is no assurance environmental or safety standards more stringent than those presently in effect may not be enacted, which could adversely affect our exploration program. Also, the industry often finds itself in conflict with the interests of private environmental groups which often have an adverse effect on the mining industry. Any of the above could cause us to be delayed in our proposed Phase I and/or Phase II programs.

SUPPLIES AND EQUIPMENT WE WILL NEED FOR OUR PHASE II EXPLORATION MAY NOT ALWAYS BE AVAILABLE, WHICH COULD DELAY OUR PLANS AND POSSIBLE REVENUES.

Competition and unforeseen limited sources of supplies we may need for our exploration programs could result in occasional spot shortages of supplies of certain products, equipment or materials. We cannot guarantee we will be able to obtain certain products, equipment and/or materials which we require, without interruption, as and when needed, or on terms favorable to us. Any such unavailability could result in the delay of our exploration programs and any possible resulting revenues.

WE ARE DEPENDENT ON ADDITIONAL FINANCING, WHICH MAY BE UNAVAILABLE TO US OR, IF AVAILABLE, MAY CAUSE ADDITIONAL DILUTION TO OUR SHAREHOLDERS.

Our continued Phase III operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to obtain financing or generate working capital, if and when needed, our current business plans could fail.

THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, WHICH MEANS YOU MAY NEVER BE ABLE TO SELL ANY SHARES YOU MAY BUY IN OUR COMPANY.

Our common stock is quoted for trading in the OTC Pink Sheets under the symbol ARMC; to date there has been minimal trading in our shares with a high of $1.25 and low of $0.96, however, no active trading market has yet been established. There is no guarantee that an active trading market will ever develop for our common stock. Accordingly, there is a very high risk that any investor in our securities may be unable to resell their securities at any time in the future.

OUR OFFICER AND DIRECTORS DO NOT DEVOTE FULL TIME SERVICES TO THE COMPANY AND ARE INVOLVED IN OTHER BUSINESS ACTIVITIES WHICH COULD CONFLICT WITH OUR BUSINESS ACTIVITIES.

Laurence Stephenson, the sole officer and a director of the company, currently devotes approximately ten to fifteen hours per week to company matters, and at the same time, he is involved in other business activities. Our other two directors, Michael Mulberry and Patricia Wilson currently devote approximately 5 hours each per week to company matters and are also involved in other business activities. Armitage's needs for their time and services could conflict with their other business activities. This possible conflict of interest could result in their inability to properly manage Armitage's affairs, resulting in our remaining a start-up company with limited operations, no revenues, or profits. We have not formulated a plan to resolve any possible conflicts that may arise.

AVAILABLE INFORMATION

We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, accordingly, will file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission (the Commission). Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

In May 2004, we acquired a 100% undivided right, title and interest in and to the Wanapitei River (South) Property mining claims for the sum of $1877 ($2500.CDN) from Pilgrim Creek Ltd., an Ontario company that we hired to stake & record the Wanapitei River Property for us.

The Wanapitei River Property consists of one (1) unpatented mining claim comprising 16 units. The relevant claim is numbered:

           3018925       16 units       Lots 11 and 12     Con I

and totals approximately 164 hectares (405 acres). As described above, the claim is located in the indicated subdivisions of southwestern Scadding Township in Sudbury Mining Division, Ontario, Canada.

We do not currently own any other property.

The Company is currently using the office and business premises of one of its directors, Laurence Stephenson, at Suite 520 - 470 Granville Street, Vancouver, B.C., Canada V6C 1V5, on a rent-free basis. The business premises comprise a 200 sq ft office, secretarial, receptionist, boardroom, computer, photocopier, and fax machine. There is no lease or rental agreement for the space.

ITEM 3. LEGAL PROCEEDINGS

To the best of our Management's knowledge, there are no material legal proceedings filed or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this filing, there were a total of 27 shareholders of record, holding a total of 1,700,000 shares of our Common Stock. Our stock is quoted on the Pink Sheets under the trading symbol ARMC; to date there has been minimal trading in our shares with a high of $1.25 and low of $0.96, however, an active trading market has not yet commenced.

A total of 1,000,000 shares are held by our officer and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 700,000 of the issued and outstanding shares were sold in a public offering registered in the State of Nevada, pursuant to an exemption provided by Regulation D, Rule 504, and are unrestricted securities and may be publicly sold at any time, without restriction.

There are currently no outstanding options, warrants to purchase or securities convertible into, our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We expect our current cash in the bank of $13,924 at September 30, 2005 and as of the date of the filing of this registration statement, to satisfy cash requirements for our Phase I and Phase II operations, which we expect to complete within the next 12 months, without having to raise additional funds or seek bank loans.

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

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to the year ended September 30, 2005, we had no revenues and incurred net operating losses of $31,042, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada.

Net cash provided by financing activities since inception was $40,000, which were the total proceeds raised in an initial public offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933 and $5,000 of which were the total proceeds raised from the private sale of stock to the officer of the company.

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

We completed Phase I of the exploration process on our properties and we have sent the samples to the Lab for analysis. Phase I began with research and further assessment of available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. Preliminary prospecting provided critical information regarding the preferred orientation of the grid given the varying attitude of the various possible exploration targets. In June 2005 a ground grid was established using 200 meter intervals between the traverse lines. Each traverse line is 1.6 kilometers in length, with 50 meter stations. The traverse lines run East-West. A North-South base line was also established using 200 meter intervals between the traverse lines. A surveyor's transit was used for the 1.6 kilometer long by 4 foot wide base line. A geological mapping is recommended for the next stage of the exploration work.

The historical data research and assessment is completed, and our initial work will be further augmented with geologic mapping, geophysical testing and geochemical testing of our claims. Existing workings, such as trenches, prospect pits, shafts and tunnels have been examined. Apparent mineralized zones have been identified and narrowed down to a specific area by the studies, and minimal trenching was completed in the area. Some channel of samples were taken and sent for analysis of economically potential minerals that are known to have occurred in the area. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we intend to begin re-trenching the area. These trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect, as viewed by our experts, has current economic potential and whether further exploration is warranted.

Phase II will involve an initial examination of the underground characteristics of the structure that was identified by Phase I of exploration. Our president, Laurence Stephenson who holds a BSc in Geology and is a registered Professional Engineer, will conduct the initial examination in consultation with his mining colleagues. These consultations may include discussions of ongoing mineral exploration programs, capabilities of consultants and mineral exploration processes and their applicability to the company's programs and prospects. These exchanges will assist Mr. Stephenson in correctly identifying the correct procedures to employ and the consultants and field workers to utilize that will be most beneficial to the company. The results of these surveys will 1) assist in the mapping of the property; 2) attempt to recognize dikes and mafic intrusives, where present; 3) assist in mapping possible zones of alteration; and 4) identify the existence of possible off-setting structures. Geological mapping and sampling should be carried out over the grid in an attempt to locate zones of mineralization and the distribution of the various lithologies present. Whole rock analyses, trace element analyses and, possibly, mineralogical studies should accompany all sampling on the property. Phase II will be aimed at identifying any mineral deposits of potential economic importance. The methods which will be employed are more extensive trenching and more advanced geophysical work to aid in the determination of subsurface characteristics of the structure. The geophysical work is designed to give a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provide a target for more extensive trenching and core drilling. The trenching will identify the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase II, a determination will be made as to whether or not the properties warrant a Phase III study. This Phase will commence, if warranted by results of Phase I activities, in late Fall 2005.

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

ITEM 7. FINANCIAL STATEMENTS

Following are audited financial statements for the year ended September 30, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Morgan & Company, Chartered Accountants, independent chartered accountants, have been our only auditor since inception and there have been no disagreements between us and the firm.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2005, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2005, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the names, positions and ages of the executive officer and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

             Name               Age                    Position(s)
             ----               ---                    -----------
     Laurence Stephenson        57          President, Chief Executive Officer,
                                            Treasurer, Chief Financial Officer,
                                            Secretary and Director

     Michael Mulberry           38          Director

     Patricia Wilson            60          Director

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.

BACKGROUND OF OFFICER AND DIRECTORS

Laurence Stephenson has been the President, CEO, Treasurer, CFO, Secretary and a director of the Company since inception. From 1985 to the present he has been President of GeoFin Inc., a private consulting company located in Vancouver, BC, that provides the investment community with geological and financial business advice. From 2004 to the present he has been president and director of Douglas Lake Minerals, a SEC reporting, OTCBB listed mining exploration company. From 1994 to 1999 he was Vice-President - Exploration, for Golden Chief Resources Ltd., a mining exploration company located in Vancouver, BC., where he was responsible for designing and implementing geological exploration programs for the Company as well as many other responsibilities.

Laurence graduated from Carlton University in Ottawa, Ontario in 1975 with a Bachelor of Science in Geology. In 1985 he also received a Master's degree in Business Administration with a focus on Economics and International Finance from York University in Toronto, Ontario. He is registered as a Professional Engineer for the Province of Ontario (1981) and currently a member in good standing. Laurence currently spends approximately 10-15 hours per week on the business which may increase during exploration seasons.

Michael Mulberry has been a director of the Company since May 5, 2004. From June 2004 to present, Mr. Mulberry has acted as President, chief executive officer, secretary, and a director of Blast Resources Inc., a private Nevada company involved in mineral property exploration. From November 2003 to the present, he has acted as president and a director of World Organics Inc., an Alberta and British Columbia reporting, NEX listed company that was involved in the development of a multi-sports and entertainment centre in Ontario. From February 2001 to present, he has acted as the president and a director of New Mascot Resources Inc., a British Columbia and Alberta reporting (not currently listed on any exchange) company involved in mineral property exploration. From February 1999 to February 2001, Mr. Mulberry acted as president, secretary and a director of Return Assured Inc., a SEC reporting company (not current in it's reporting and de-listed from the OTCBB) involved in the custom design, assembly and sale of personal computers, related technology, technical furniture and workstations.

Michael graduated from the University of Western Ontario, in London, Ontario with a B.A. in Social Sciences in 1987. He is also a member of the Canadian Securities Institute, a Member of the Life Underwriters Association of Canada, and holds the Professional Financial Planner designation (PFP). Michael currently devotes approximately 5 hours per week on corporate governance and consultation with Laurence Stephenson. This allocation of time will likely proportionally increase as the company becomes more active.

Patricia Wilson has been a director of the Company since May 5, 2004. From June 2002 to the present she has been the Secretary and a director of P.Z. Resort Systems Inc., a publicly listed software development company located in West Vancouver, BC, that makes software that helps the hospitality industry maintain reservation information, manage properties, and keep track of accounting. From November 2002 to the present she has been the President and a director of U.S. Platinum Inc., a publicly listed exploration company located in Coquitlam, BC. From September 1995 to the present she has been the Secretary and a director of SCS Solars Computing Systems Inc., a publicly listed IT company located in North Vancouver that specializes in the travel industry. From December 1991 to present she has been the President and a director of Lucky Strike Resources Ltd., a publicly listed junior exploration company located in Coquitlam, BC. From June 1998 to January 2004 she was the Secretary of Loumic Exploration Inc., a publicly listed junior exploration company located in West Vancouver, BC. All the publicly listed companies Ms. Wilson has been or is currently associated with are listed on the Toronto Venture Exchange.

Patricia has attended various accounting workshops and seminars in England and Canada. She completed her Senior Matriculation in Red Hill England in 1962. Patricia currently devotes approximately 5 hours per week on corporate governance and consultation with Laurence Stephenson. This allocation of time will likely proportionally increase as the company becomes more active.

As disclosed in the Background section, our officer and directors are also involved in other business activities. Armitage's needs for their time and services could conflict with their other business activities. This possible conflict of interest could result in their inability to properly manage Armitage's affairs, resulting in our remaining a start-up company with limited operations, no revenues, or profits. We have not formulated a plan to resolve any possible conflicts that may arise.

ITEM 10.  EXECUTIVE COMPENSATION

The officer and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation        Long-Term Comp.
                                   -------------------------    ----------------
                                                      Other
 Name and                                             Annual
Position(s)              Year      Salary    Bonus     Comp.    Awards   Payouts
-----------              ----      ------    -----     -----    ------   -------
Laurence Stephenson      2005       None     None      None      None      None
President, CEO,          2004       None     None      None      None      None
Treasurer, CFO,
Secretary and
Director

Michael Mulberry         2005       None     None      None      None      None
Director                 2004       None     None      None      None      None

Patricia Wilson          2005       None     None      None      None      None
Vice President           2004       None     None      None      None      None
and Director

EMPLOYMENT AGREEMENTS

The officer and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,700,000 shares of our common stock issued and outstanding.

     Name and Address              Amount and Nature of
      of Beneficial                     Beneficial            Percent of
        Owner (1)                      Ownership (2)            Class
        ---------                      -------------            -----
Laurence Stephenson                     1,000,000                58.8%
1136 Martin Street
White Rock, BC
Canada V4B 3W1

Michael Mulberry                          none                      0%
962 Taylor Way
West Vancouver, BC
Canada V7T 2K1

Patricia Wilson                           none                      0%
1746 MacDonald Street
Vancouver, BC Canada V6K 3X8

All Officers and
Directors as a Group                    1,000,000                58.8%

----------
(1) The persons named above, the only officer and principal shareholder and our directors, may be deemed to be a parent and promoter, within the meaning of such terms under the Securities Act of 1933, by virtue of direct securities holdings. They are the only promoters.
(2) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, directors or beneficial owner and no plans to issue any such rights in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently using the office and business premises of one of its directors, Laurence Stephenson, at Suite 520 - 470 Granville Street, Vancouver, B.C., Canada V6C 1V5, on a rent-free basis. The business premises comprise a 200 sq ft office, secretarial, receptionist, boardroom, computer, photocopier, and fax machine. There is no lease or rental agreement for the space.

On April 30, 2004, a total of 1,000,000 shares of Common Stock were issued to our officer, Laurence Stephenson, in exchange for organizational services and expenses, proprietary rights, business plans and cash in the amount of $5,000 U.S., or $.005 per share.

ITEM 13. EXHIBITS

       Exhibit No.                 Description
       -----------                 -----------
         3(i)           Articles of Incorporation
         3(ii)          Bylaws
         31.1           302 Certification of Chief Executive Officer
         31.2           302 Certification of Chief Financial Officer
         32.1           906 Certification of Chief Executive Officer
         32.2           906 Certification of Chief Financial Officer
         99             Geological Report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Morgan & Company, Chartered Accountants is the Company's independent auditors. Audit and review fees for the year ended September 30, 2005 was $4,500. Morgan & Company has been our independent auditor since incorporation.

AUDIT-RELATED FEES

For the year ended September 30, 2005, the Company was billed $1,500 for fees related to a registration statement.

TAX FEES

For the year ended September 30, 2005 the Company did not receive any tax compliance, tax advice, and tax planning services for which we were billed.

ALL OTHER FEES

For the year ended September 30, 2005 the Company was not billed for products and services other than those described above.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Armitage Mining Corp., a Nevada corporation


Date: October 27, 2005              By: /s/ Laurence Stephenson
                                       -----------------------------------------
                                       President, Chief Executive Officer,
                                       Principal Accounting Officer,
                                       Chief Financial Officer, Secretary and
                                       Chairman of the Board


Date: October 27, 2005              By: /s/ Michael Mulberry
                                       -----------------------------------------
                                       Director


Date: October 27, 2005              By: /s/ Patricia Wilson
                                       -----------------------------------------
                                       Director

                        [LETTERHEAD OF MORGAN & COMPANY]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Armitage Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Armitage Mining Corp. (an exploration stage company) as at September 30, 2005 and 2004, and the related statements of operations, cash flows, and stockholders' equity for the year ended September 30, 2005, the period ended September 30, 2004, and the period from inception, April 30, 2004, to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2005 and 2004, and the results of its operations and its cash flows for the periods indicated in conformity with U.S. generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has accumulated losses of $31,042 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its planned activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                 /s/ "Morgan & Company"
                                                  ------------------------------
October 19, 2005                                  Chartered Accountants

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


                                                               SEPTEMBER 30
                                                            2005         2004
                                                          --------     --------

ASSETS

Current
  Cash                                                    $ 13,924     $ 33,524
                                                          ========     ========

LIABILITIES

Current
  Accounts payable and accrued liabilities                $  4,966     $  2,045
                                                          --------     --------

STOCKHOLDERS' EQUITY

Share Capital
  Authorized:
    75,000,000 Common Shares, par value $0.001 per share
  Issued and outstanding:
    1,700,000 Common Shares                                  1,700        1,700
  Additional paid-in capital                                38,300       38,300

Deficit Accumulated During The Exploration Stage           (31,042)      (8,521)
                                                          --------     --------
                                                             8,958       31,479
                                                          --------     --------

                                                          $ 13,924     $ 33,524
                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

                                                                                        CUMULATIVE
                                                                     PERIOD FROM       PERIOD FROM
                                                                      INCEPTION         INCEPTION
                                                      YEAR            APRIL 30          APRIL 30
                                                      ENDED            2004 TO           2004 TO
                                                   SEPTEMBER 30      SEPTEMBER 30      SEPTEMBER 30
                                                       2005              2004              2005
                                                   -----------       -----------       -----------
Expenses
  Office and sundry                                $       416       $       311       $       727
  Transfer agent and regulatory filing                     274             2,833             3,107
  Professional fees                                      5,421             3,500             8,921
  Exploration expenditures                               5,000             1,877             6,877
  Consulting fees                                       11,410                --            11,410
                                                   -----------       -----------       -----------

Net Loss For The Period                            $    22,521       $     8,521       $    31,042
                                                   ===========       ===========       ===========

Basic And Diluted Loss Per Share                   $     (0.01)      $     (0.01)
                                                   ===========       ===========

Weighted Average Number Of Shares Outstanding        1,700,000         1,004,545
                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                                          CUMULATIVE
                                                                       PERIOD FROM        PERIOD FROM
                                                                        INCEPTION          INCEPTION
                                                       YEAR             APRIL 30           APRIL 30
                                                       ENDED             2004 TO            2004 TO
                                                    SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                                                       2005               2004               2005
                                                     --------           --------           --------
Cash Flows From Operating Activities
  Net loss for the period                            $(22,521)          $ (8,521)          $(31,042)

Adjustments To Reconcile Net Loss To Net Cash
 Used By Operating Activities
   Increase in accounts payable and accrued
   liabilities                                          2,921              2,045              4,966
                                                     --------           --------           --------
                                                      (19,600)            (6,476)           (26,076)
                                                     --------           --------           --------
Cash Flows From Financing Activity
  Share capital issued for cash                            --             40,000             40,000
                                                     --------           --------           --------

(Decrease) Increase In Cash                           (19,600)            33,524             13,924

Cash, Beginning Of Period                              33,524                 --                 --
                                                     --------           --------           --------

Cash, End Of Period                                  $ 13,924           $ 33,524           $ 13,924
                                                     ========           ========           ========
Supplemental Disclosures of Cash Flow Information

Cash Paid During the Year
  Interest                                           $     --           $     --           $     --

  Income Taxes                                       $     --           $     --           $     --
                                                     ========           ========           ========

   The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          PERIOD FROM INCEPTION, APRIL 30, 2004, TO SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)

                                                        COMMON STOCK                      DEFICIT
                                             -------------------------------------      ACCUMULATED
                                                                         ADDITIONAL     DURING THE
                                             COMMON                       PAID-IN      EXPLORATION
                                             SHARES         AMOUNT        CAPITAL         STAGE           TOTAL
                                             ------         ------        -------         -----           -----
Inception, April 30, 2004                         --      $      --      $      --      $      --       $      --

April 2004 - Shares issued for cash
 at $0.005                                 1,000,000          1,000          4,000             --           5,000
September 2004 - Shares issued for cash
 at $0.05                                    700,000            700         34,300             --          35,000
Net loss for the period                           --             --             --         (8,521)         (8,521)
                                           ---------      ---------      ---------      ---------       ---------

Balance, September 30, 2004                1,700,000          1,700         38,300         (8,521)         31,479

Net loss for the year                             --             --             --        (22,521)        (22,521)
                                           ---------      ---------      ---------      ---------       ---------

Balance, September 30, 2005                1,700,000      $   1,700      $  38,300      $ (31,042)      $   8,958
                                           =========      =========      =========      =========       =========

   The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)


1. NATURE OF OPERATIONS

     a)   Organization

          The Company was incorporated in the State of Nevada, U.S.A., on April 30, 2004.

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

          As shown in the accompanying financial statements, the Company has accumulated losses of $31,042 for the period from inception, April 30, 2004, to September 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SIGNIFICANT ACCOUNTING POLICIES

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

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     c)   Mineral Properties

          Significant property acquisition expenditures and option maintenance costs are capitalized. Exploration and evaluation expenditures are expensed until a feasibility study indicates a property is economically feasible. Capitalized expenditures are written down if impairment in the carrying values of mineral properties becomes evident.

     d)   Foreign Currency Translation

          The Company's functional currency is the U.S. dollar. Transactions in foreign currencies are translated into U.S. dollars as follows:

          i)   monetary items at the rate  prevailing at the balance sheet date;
          ii)  non-monetary items at the historical  exchange rate;
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

          Gains and losses on translation are included in the statement of operations.

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

     f)   Financial Instruments

          The carrying amount of financial instruments, including cash, and accounts payable and accrued liabilities, approximates their fair values.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     g)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include any additional common shares that would have been outstanding if dilutive outstanding common share equivalents were issued. At September 30, 2005, the Company has no outstanding common stock equivalents so basic and diluted loss per share are the same.

     h)   New Accounting Standards

          Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.