Form 10QSB
period 2005-12-31
Armitage Mining Corp
filed 2006-02-09
CIK 1303163

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB

                Quarterly Report Under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                     For the Period ended December 31, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,700,000 shares of Common Stock outstanding as of December 31, 2005.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                 DECEMBER 31       SEPTEMBER 30
                                                                    2005               2005
                                                                  --------           --------
                                                                 (Unaudited)         (Audited)
ASSETS

CURRENT
  Cash                                                            $  9,457           $ 13,924
                                                                  ========           ========
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                        $  1,395           $  4,966
                                                                  --------           --------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    75,000,000 Common shares, par value $0.001 per share
  Issued and outstanding:
    1,700,000 Common shares                                          1,700              1,700
  Additional paid-in capital                                        38,300             38,300

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                   (31,938)           (31,042)
                                                                  --------           --------
                                                                     8,062              8,958
                                                                  --------           --------

                                                                  $  9,457           $ 13,924
                                                                  ========           ========

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                        CUMULATIVE
                                                                                        PERIOD FROM
                                                                                         INCEPTION
                                                                                         APRIL 30
                                                         THREE MONTHS ENDED               2004 TO
                                                            DECEMBER 31                 DECEMBER 31
                                                      2005              2004               2005
                                                   -----------       -----------        -----------
REVENUE                                            $        --       $        --        $        --
                                                   -----------       -----------        -----------
EXPENSES
  Consulting fees                                          325             5,000             11,735
  Exploration expenditures                                  --                --              6,877
  Filing fees                                               --               174              3,107
  Office and administration                                571                82              1,298
  Professional fees                                         --               500              8,921
                                                   -----------       -----------        -----------

NET LOSS FOR THE PERIOD                            $       896       $     5,756        $    31,938
                                                   ===========       ===========        ===========

BASIC AND DILUTED LOSS PER SHARE                   $     (0.01)      $     (0.01)
                                                   ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        1,700,000         1,700,000
                                                   ===========       ===========

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                               CUMULATIVE
                                                                                              PERIOD FROM
                                                                                               INCEPTION
                                                                                                APRIL 30
                                                              THREE MONTHS ENDED                 2004 TO
                                                                  DECEMBER 31                  DECEMBER 31
                                                            2005               2004               2005
                                                          --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $   (896)          $ (5,756)          $(31,938)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 USED BY OPERATING ACTIVITIES
  Accounts payable and accrued liabilities                  (3,571)            (2,000)             1,395
                                                          --------           --------           --------
                                                            (4,467)            (7,756)           (30,543)
                                                          --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITY
  Share capital issued for cash                                 --                 --             40,000
                                                          --------           --------           --------

(DECREASE) INCREASE IN CASH                                 (4,467)            (7,756)             9,457

CASH, BEGINNING OF PERIOD                                   13,924             33,524                 --
                                                          --------           --------           --------

CASH, END OF PERIOD                                       $  9,457           $ 25,768           $  9,457
                                                          ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                           $     --           $     --           $     --
  Income taxes paid                                       $     --           $     --           $     --
                                                          ========           ========           ========

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1. BASIS OF PRESENTATION

   The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended September 30, 2005, has been omitted. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of results for the entire year ending September 30, 2006.

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

      As shown in the accompanying financial statements, the Company has accumulated losses of $31,938 for the period from inception, April 30, 2004 to December 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

   c) Mineral Property Acquisition Payments and Exploration Costs

      The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

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

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

   g) Basic and Diluted Loss Per Share

      In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive outstanding common share equivalents were issued. At December 31, 2005, the Company has no outstanding common stock equivalents so basic and diluted loss per share are the same.

   h) New Accounting Standards

      Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We expect our current cash in the bank of $9,457 at December 31, 2005, to satisfy cash requirements for our Phase II operations, which we expect to complete within the next 6 months, without having to raise additional funds or seek bank loans.

During the next 6 months, we intend to spend approximately $5,000 in additional research and assessment of our properties to determine whether further development will be warranted.

Our Phase I work, which has been completed, included research and assessment of all available geological reports and historical data available on our properties and the surrounding area. Following our research phase, we began a detailed geological mapping and closely spaced (micro-grid) soil and rock sampling to further define whether any potential for discovery of high-grade, precious metals exist on any of our properties. Rock and soil samples were collected and have been sent for analysis for gold, copper, nickel and platinum-group metals as well as a 6-element analysis for other minerals. We completed Phase I within our estimated budget of $5,000.

We have not yet received the results from the Phase I samples. Contingent on positive results from Phase I research, assessment and exploration, Phase II will see geophysical surveying, including magnetometer and VLF-EM surveys carried out over the grid. The methods which will be employed are more advanced geophysical work to aid in the determination of subsurface characteristics of the structure. The geophysical work is designed to give a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provide a target for more extensive trenching and core drilling. The estimated budget to complete the Phase II analysis of our properties is approximately $5,000.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to December 31, 2005, we had no revenues and incurred net operating losses of $31,938, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada.

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

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, we have enough operating capital to complete our Phase II program over the next 6 months.

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

The historical data research and assessment was completed and further augmented with geologic mapping, geophysical testing and geochemical testing of our claims. Existing workings, such as trenches, prospect pits, shafts and tunnels have been examined. Apparent mineralized zones have been identified and narrowed down to a specific area by the studies, and minimal trenching was completed in the area. Some channel of samples were taken and sent for analysis of economically potential minerals that are known to have occurred in the area. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we intend to begin re-trenching the area. These trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect, as viewed by our experts, has current economic potential and whether further exploration is warranted.

Phase II will involve an initial examination of the underground characteristics of the structure that was identified by Phase I of exploration. Our president, Laurence Stephenson who holds a BSc in Geology and is a registered Professional Engineer, will conduct the initial examination in consultation with his mining colleagues. These consultations may include discussions of ongoing mineral exploration programs, capabilities of consultants and mineral exploration processes and their applicability to the company's programs and prospects. These exchanges will assist Mr. Stephenson in correctly identifying the correct procedures to employ and the consultants and field workers to utilize that will be most beneficial to the company. The results of these surveys will 1) assist in the mapping of the property; 2) attempt to recognize dikes and mafic intrusives, where present; 3) assist in mapping possible zones of alteration; and 4) identify the existence of possible off-setting structures. Geological mapping and sampling should be carried out over the grid in an attempt to locate zones of mineralization and the distribution of the various lithologies present. Whole rock analyses, trace element analyses and, possibly, mineralogical studies should accompany all sampling on the property. Phase II will be aimed at identifying any mineral deposits of potential economic importance. The methods which will be employed are more extensive trenching and more advanced geophysical work to aid in the determination of subsurface characteristics of the structure. The geophysical work is designed to give a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provide a target for more extensive trenching and core drilling. The trenching will identify the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase II, a determination will be made as to whether or not the properties warrant a Phase III study. This Phase will commence, if warranted by results of Phase I activities, in Spring 2006.

Phase III will be aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineralized body, assuming any are located on our properties. Once all the geotechnical information is compiled, a program of diamond drilling will be undertaken to provide an aspect of geological and geochemical information in the third dimension. This Phase will commence, if warranted by results of Phase II activities, approximately in Summer 2006 after results of Phase II activities have been analyzed.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our September 30, 2005 audited financial statements and notes thereto, which can be found in our Form 10-KSB on the SEC website at www.sec.gov under our SEC File Number 000-51246.

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

     c)   Mineral Property Acquisition Payments and Exploration Costs

          The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

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

     g)  Basic and Diluted Loss Per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive outstanding common share equivalents were issued. At December 31, 2005, the Company has no outstanding common stock equivalents so basic and diluted loss per share are the same.

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

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under SEC File Number 000-51246, at the SEC website at www.sec.gov:

         Exhibit
         Number                    Description
         ------                    -----------
         31.1         Sec. 302 Certification of Principal Executive Officer
         31.2         Sec. 302 Certification of Principal Financial Officer
         32.1         Sec. 906 Certification of Principal Executive Officer
         32.2         Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended December 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2006                     Armitage Mining Corp, Registrant


                                     By: /s/ Laurence Stephenson
                                         ---------------------------------------
                                         Laurence Stephenson, President, Chief
                                         Executive Officer, Principal Accounting
                                         Officer, Chief Financial Officer,
                                         Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 9, 2006                     Armitage Mining Corp, Registrant


                                     By: /s/ Laurence Stephenson
                                         ---------------------------------------
                                         Laurence Stephenson, President, Chief
                                         Executive Officer, Principal Accounting
                                         Officer, Chief Financial Officer,
                                         Secretary and Chairman of the Board



                                     By: /s/ Michael Mulberry
                                         ---------------------------------------
                                         Michael Mulberry, Director


                                     By: /s/ Patricia Wilson
                                         ---------------------------------------
                                         Patricia Wilson, Director