Form 10QSB
period 2006-03-31
Armitage Mining Corp
filed 2006-05-11
CIK 1303163

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended March 31, 2006

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

There were 1,700,000 shares of Common Stock outstanding as of March 31, 2006.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                               MARCH 31         SEPTEMBER 30
                                                                 2006               2005
                                                               --------           --------
ASSETS

CURRENT
  Cash                                                         $  5,023           $ 13,924
                                                               ========           ========
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                     $  2,195           $  4,966
                                                               --------           --------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    75,000,000 Common shares, par value $0.001 per share

  Issued and outstanding:
    1,700,000 Common shares                                       1,700              1,700

  Additional paid-in capital                                     38,300             38,300

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                (37,172)           (31,042)
                                                               --------           --------
                                                                  2,828              8,958
                                                               --------           --------

                                                               $  5,023           $ 13,924
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

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                        CUMULATIVE
                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                         APRIL 30
                                            THREE MONTHS ENDED                SIX MONTHS ENDED           2004 TO
                                                 MARCH 31                         MARCH 31               MARCH 31
                                         2006              2005           2006              2005           2006
                                      ----------        ----------     ----------        ----------     ----------
REVENUE                               $       --        $       --     $       --        $       --     $       --
                                      ----------        ----------     ----------        ----------     ----------
EXPENSES
  Consulting fees                            230                --            555             5,000         11,965
  Exploration expenditures                    --                --             --                --          6,877
  Filing fees                                 --                --             --               174          3,107
  Office and administration                  375                33            945               115          1,672
  Professional fees                        4,630                --          4,630               500         13,551
                                      ----------        ----------     ----------        ----------     ----------

NET LOSS FOR THE PERIOD               $    5,235        $       33     $    6,130        $    5,789     $   37,172
                                      ==========        ==========     ==========        ==========     ==========

BASIC AND DILUTED LOSS PER SHARE      $    (0.00)       $    (0.00)    $    (0.00)       $    (0.00)
                                      ==========        ==========     ==========        ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                           1,700,000         1,700,000      1,700,000         1,700,000
                                      ==========        ==========     ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                             CUMULATIVE
                                                                                                            PERIOD FROM
                                                                                                             INCEPTION
                                                                                                              APRIL 30
                                                       THREE MONTHS ENDED          SIX MONTHS ENDED           2004 TO
                                                            MARCH 31                    MARCH 31              MARCH 31
                                                      2006           2005         2006           2005           2006
                                                    --------       --------     --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                           $ (5,235)      $    (33)    $ (6,130)      $ (5,789)      $(37,172)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 USED BY OPERATING ACTIVITIES
  Accounts payable and accrued liabilities               799             --       (2,771)        (2,000)         2,195
                                                    --------       --------     --------       --------       --------
                                                      (4,434)           (33)      (8,901)        (7,789)       (34,977)
                                                    --------       --------     --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITY
  Share capital issued for cash                           --             --           --             --         40,000
                                                    --------       --------     --------       --------       --------

(DECREASE) INCREASE IN CASH                           (4,434)           (33)      (8,901)        (7,789)         5,023

CASH, BEGINNING OF PERIOD                              9,457         25,768       13,924         33,524             --
                                                    --------       --------     --------       --------       --------

CASH, END OF PERIOD                                 $  5,023       $ 25,735     $  5,023       $ 25,735       $  5,023
                                                    ========       ========     ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                     $     --       $     --     $     --       $     --       $     --
  Income taxes paid                                 $     --       $     --     $     --       $     --       $     --
                                                    ========       ========     ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1. BASIS OF PRESENTATION

   The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended September 30, 2005, has been omitted. The results of operations for the six-month period ended March 31, 2006 are not necessarily indicative of results for the entire year ending September 30, 2006.

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

     As shown in the accompanying financial statements, the Company has accumulated losses of $37,172 for the period from inception, April 30, 2004 to March 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

   c) Mineral Property Acquisition Payments and Exploration Costs

     The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

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

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

   d) Exploration Expenditures

     The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

     Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

     If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

     The Company's exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

     The  accumulated  costs of  properties  that are  developed on the stage of
     commercial   production   will   be   amortized   to   operations   through
     unit-of-production depletion.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

   e) Foreign Currency Translation

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

   f) Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109
     - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

   g) Financial Instruments

     The carrying amount of financial instruments, including cash, and accounts payable and accrued liabilities, approximates their fair values.

   h) Basic and Diluted Loss Per Share

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

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

   i) New Accounting Standards

     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4. MINERAL PROPERTY INTEREST

   In May 2004, the Company acquired a 100% interest in one mineral claim located in Ontario, Canada. The consideration for the acquisition was a cash payment of $1,877 ($2,500 CDN). Armitage Mining Corp both owns, and holds title to, the claim which expires June 7, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We expect our current cash in the bank of $5,023 at March 31, 2006, to satisfy cash requirements for our Phase II operations, which we expect to complete within the next 3 months, without having to raise additional funds or seek bank loans.

During the next 3 months, we intend to spend approximately $3,000 in additional research and assessment of our properties to determine whether further development will be warranted.

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

We have received, and are continuing to assess, the results from the Phase I samples. Contingent on positive results from Phase I research, assessment and exploration, Phase II will see geophysical surveying, including magnetometer and VLF-EM surveys carried out over the grid. The methods which will be employed are more advanced geophysical work to aid in the determination of subsurface characteristics of the structure. The geophysical work is designed to give a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provide a target for more extensive trenching and core drilling. The estimated budget to complete the Phase II analysis of our properties is approximately $3,000.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to March 31, 2006, we had no revenues and incurred net operating losses of $37,172, consisting of general and administrative expenses incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada and exploration expenditures for Phase I.

Net cash provided by financing activities since inception was $40,000, which were the total proceeds raised in an initial public offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the

Securities Act of 1933 and $5,000 of which were the total proceeds raised from the private sale of stock to the officer and directors.

In order to complete the Phase III program, if warranted, we will need to consider raising additional funds through loans or the sale of additional equity securities. Currently, no such loans or equity sales are planned.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, we have enough operating capital to complete our Phase II program over the next 6 months if such a program is warranted.


PLAN OF OPERATION

Following is an outline of the initial exploration program we have implemented on our property which are referenced in our geological report as Phase I and Phase II, which cost approximately $10,000 US:

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

Phase II will involve an initial examination of the underground characteristics of the structure that was identified by Phase I of exploration. Our president, Laurence Stephenson who holds a BSc in Geology and is a registered Professional Engineer, will conduct the initial examination in consultation with his mining colleagues. On February 28, 2006 Mr. Stephenson received a report from a consulting geologist which recommended that no further work be done on the property. At this time Mr. Stephenson has decided to keep the property in good standing and discuss the recommendation with his mining colleagues to determine if the company should accept the recommendation of the geologist or continue with the Phase II exploration program. If the company proceeds with the next phase these exchanges will assist Mr. Stephenson in correctly identifying the correct procedures to employ and the consultants and field workers to utilize that will be most beneficial to the company. The results of these surveys will
1) assist in the mapping of the property; 2) attempt to recognize dikes and mafic intrusives, where present; 3) assist in mapping possible zones of alteration; and 4) identify the existence of possible off-setting structures. Geological mapping and sampling should be carried out over the grid in an attempt to locate zones of mineralization and the distribution of the various lithologies present. Whole rock analyses, trace element analyses and, possibly, mineralogical studies should accompany all sampling on the property. Phase II will be aimed at identifying any mineral deposits of potential economic importance. The methods which will be employed are more extensive trenching and more advanced geophysical work to aid in the determination of subsurface characteristics of the structure. The geophysical work is designed to give a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provide a target for more extensive trenching and core drilling. The trenching will identify the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase II, a determination will be made as to whether or not the properties warrant a Phase III study.

If the company decides to implement Phase III, the exploration will be aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineralized body, assuming any are located on our properties. Once all the geotechnical information is compiled, a program of diamond drilling will be undertaken to provide an aspect of geological and geochemical information in the third dimension.

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

     c)   Mineral Property Acquisition Payments and Exploration Costs

          The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

          The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

     d)   Exploration Expenditures

          The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

          Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

          If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

          The Company's exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

          The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

     e)   Foreign Currency Translation

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

     f)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     g)   Financial Instruments

          The carrying amount of financial instruments, including cash, and accounts payable and accrued liabilities, approximates their fair values.

     h)   Basic and Diluted Loss Per Share

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

     i)   New Accounting Standards

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

There were no reports filed on Form 8-K during the quarter ended March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2006                          Armitage Mining Corp, Registrant


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

May 9, 2006                          Armitage Mining Corp, Registrant


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