Form 10QSB
period 2006-06-30
Armitage Mining Corp
filed 2006-08-08
CIK 1303163

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended June 30, 2006



                              ARMITAGE MINING CORP.
                 (Name of small business issuer in its charter)


            Nevada                                    84-1647399
    (State of incorporation)                    (IRS Employer ID Number)


                        8100 East Union Ave., Suite 1206
                             Denver, Colorado 80237
                                 (604) 687-7178
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [_]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

There were 1,700,000 shares of Common Stock outstanding as of June 30, 2006.

ITEM 1.  FINANCIAL STATEMENTS

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                      JUNE 30      SEPTEMBER 30
                                                       2006            2005
-------------------------------------------------------------------------------
                                                    (Unaudited)      (Audited)
ASSETS

Current
     Cash                                          $      4,487    $     13,924
===============================================================================

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities      $      2,810    $      4,966
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

Share Capital
     Authorized:
          75,000,000 Common shares,
          par value $0.001 per share

     Issued and outstanding:
          1,700,000 Common shares                         1,700           1,700

     Additional paid-in capital                          38,300          38,300

Deficit Accumulated During The Exploration Stage        (38,323)        (31,042)
                                                   ------------    ------------
                                                          1,677           8,958
                                                   ------------    ------------

                                                   $      4,487    $     13,924
-------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------
                                                                                               CUMULATIVE
                                                                                              PERIOD FROM
                                                                                               INCEPTION
                                                                                               APRIL 30
                                     THREE MONTHS ENDED              NINE MONTHS ENDED          2004 TO
                                           JUNE 30                        JUNE 30               JUNE 30
                                     2006           2005           2006           2005            2006
---------------------------------------------------------------------------------------------------------
Revenue                           $      --      $      --      $      --      $      --      $      --
                                  -----------    -----------    -----------    -----------    -----------

Expenses
    Consulting fees                       230          5,839            785         10,839         12,195
    Exploration expenditures
                                            0          5,000              0          5,000          6,877
    Filing fees                           200              0            200            174          3,307
    Office and administration
                                           38            257            981            372          1,708
    Professional fees                     685              0          5,315            500         14,236
                                  -----------    -----------    -----------    -----------    -----------

Net Loss For The Period           $     1,153    $    11,096    $     7,283    $    16,885    $    38,323
===============================   ===========    ===========    ===========    ===========    ===========

Basic and Diluted Loss Per
   Share                          $     (0.00)   $     (0.01)   $     (0.00)   $     (0.01)
===============================   ===========    ===========    ===========    ===========

Weighted Average Number Of
   Shares Outstanding               1,700,000      1,700,000      1,700,000      1,700,000
===============================   ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------
                                                                                      CUMULATIVE
                                                                                        PERIOD
                                                                                         FROM
                                                                                      INCEPTION
                                                                                       APRIL 30
                                        THREE MONTHS ENDED       NINE MONTHS ENDED      2004 TO
                                             JUNE 30                 JUNE 30           JUNE 30
                                         2006        2005        2006        2005        2006
------------------------------------------------------------------------------------------------
Cash Flows From Operating
   Activities
     Net loss for the period          $   (1,153) $  (11,096) $   (7,281) $  (16,885) $  (38,323)

Adjustments To Reconcile Net Loss
   To Net Cash Used By Operating
   Activities
     Accounts payable and accrued
        liabilities                          615           0      (2,156)     (2,000)      2,810
                                      ----------------------------------------------------------
                                            (538)    (11,096)     (9,437)    (18,885)    (35,513)
                                      ----------------------------------------------------------

Cash Flows From Financing Activity
     Share capital issued for cash             0           0           0           0      40,000
                                      ----------------------------------------------------------

(Decrease) Increase In Cash                 (538)    (11,096)     (9,437)    (18,885)      4,487

Cash, Beginning Of Period                  5,025      25,735      13,924      33,524           0
                                      ----------------------------------------------------------

Cash, End Of Period                   $    4,487  $   14,639  $    4,487  $   14,639  $    4,487
================================================================================================


Supplemental Disclosure Of Cash
   Flow Information
     Interest paid                    $     --    $     --    $     --    $     --    $     --
     Income taxes paid                $     --    $     --    $     --    $     --    $     --
================================================================================================


The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.    BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB for the period ended June 30, 2005 should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended September 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended September 30, 2005, has been omitted. The results of operations for the nine-month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending September 30, 2006.

2.    NATURE OF OPERATIONS

      a)    Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 30, 2004. The Company has a total of 75,000,000 authorized shares of common stock with a par value of $.001 per share and 1,700,000 shares issued and outstanding as of June 30, 2006.

      b)    Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It had been primarily engaged in the acquisition and exploration of mining properties. Based upon reports received from experts in the field, the Company has discontinued its exploration activity. During the past quarter, management has discussed various options and subsequent to the end of the quarter, control of the company has been acquired by a new majority shareholder.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.    NATURE OF OPERATIONS (Continued)

      c)    Going Concern

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of $38,323 for the period from inception, April 30, 2004 to June 30, 2006, and has no sales. The future of the Company is dependent upon its ability to find a merger partner and to obtain financing and upon future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.    SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

            Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d)    Exploration Expenditures (continued)

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

      f)    Income Taxes

            The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f)    Income Taxes (continued)

            asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

      g)    Financial Instruments

            The carrying amount of financial instruments, including cash, and accounts payable and accrued liabilities, approximates their fair values.

      h)    Basic and Diluted Loss Per Share

            In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

      i)    New Accounting Standards

            Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

      j)    Stock-Based Compensation

            The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                              ARMITAGE MINING CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)

4.    MINERAL PROPERTY INTEREST

In May 2004, the Company acquired a 100% interest in one mineral claim located in Ontario, Canada. The consideration for the acquisition was a cash payment of $1,877 ($2,500 CDN). Armitage Mining Corp both owns, and holds title to, the claim which expired June 7, 2006.

5.    RELATED PARTIES

During  our  most  recently  completed  fiscal  quarter,   the  Company  had  no
significant related party transactions with any related individuals or entities.

6.    SUBSEQUENT EVENTS

Subsequent to the period ended June 30, 2006, on July 27, 2006, Mr. Michael Potts purchased 1,000,000 shares of common stock of the Company, which represents a 58.82% controlling interest in the Company, from an existing shareholder of the Company. Effective July 27, 2006, Michael Mulberry and Patricia Wilson each resigned as directors of the Company. The remaining director, Mr. Laurence Stephenson, appointed Mr. Potts to fill one of the director vacancies. Effective July 28, 2006, Mr. Stephenson resigned his position as the President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of the Company and as a director of the Company and Mr. Potts was elected to such officer positions of the Company. Such transaction was reported on Form 8-K filed with the Securities and Exchange Commission on August 2, 2006.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this documents are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

The Company generated no revenues during the quarter ended June 30, 2006. We expect our current cash in the bank of $4,487 at June 30, 2006, to be satisfactory to seek a prospective acquisition or merger candidate, without having to raise additional funds or seek bank loans. We currently have no funds set aside for additional research and assessment to any property and we continue to seek a prospective merger or acquisition candidate.

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

We have received, and have assessed, the results from the Phase I samples. Pursuant to feedback from exploration consultants and economic feasibility, the continuation of Phase II in not warranted. If warranted, Phase II would have seen geophysical surveying, including magnetometer and VLF-EM surveys carried out over the grid. The methods which would have been employed are more advanced geophysical work to aid in the determination of subsurface characteristics of the structure. The geophysical work is designed to give a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provide a target for more extensive trenching and core drilling.

We do not intend to purchase any significant property or equipment, make any material commitments for capital expenditures, nor incur any significant changes in employees during the next 12 months. For the period from inception to June 30, 2006, we had no revenues and incurred net operating losses of $38,323, consisting of general and administrative expenses incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada, professional and consultant fees and exploration expenditures for Phase I.

Net cash provided by financing activities since inception was $40,000, which were the total proceeds raised in an initial public offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933 and $5,000 of which were the total proceeds raised from the private sale of stock to the officer and directors.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, we have enough operating capital to continue to seek new property acquisitions or resource projects.

PLAN OF OPERATION

Following is an outline of the initial exploration program we previously implemented on our property which are referenced in our geological report as Phase I and Phase II, which cost approximately $10,000 US:

We completed Phase I of the exploration process on our properties and we have sent the samples to the Lab for analysis, which results have been received. Phase I began with research and further assessment of available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. Preliminary prospecting provided critical information regarding the preferred orientation of the grid given the varying attitude of the various possible exploration targets. In June 2005 a ground grid was established using 200 meter intervals between the traverse lines. Each traverse line is 1.6 kilometers in length, with 50 meter stations. The traverse lines run East-West. A North-South base line was also established using 200 meter intervals between the traverse lines. A surveyor's transit was used for the 1.6 kilometer long by 4 foot wide base line. A geological mapping is recommended for the next stage of the exploration work.

The historical data research and assessment was completed and further augmented with geologic mapping, geophysical testing and geochemical testing of our claims. Existing workings, such as trenches, prospect pits, shafts, and tunnel shave been examined. Apparent mineralized zones have been identified and narrowed down to a specific area by the studies, and minimal trenching was completed in the area. Some channel of samples were taken and sent for analysis of economically potential minerals that are known to have occurred in the area. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we intend to begin re-trenching the area. These trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect, as viewed by our experts, has current economic potential and whether further exploration is warranted.

Phase II involved an initial examination of the underground characteristics of the structure that was identified by Phase I of exploration. Our president, as of the close of this reporting period, Mr. Laurence Stephenson, who holds a BS in Geology and is a registered Professional Engineer, conducted the initial examination in consultation with his mining colleagues. On February 28, 2006 Mr. Stephenson received a report from a consulting geologist which recommended that no further work be done on the property. Further on March 17, 2006, an additional report was received from a consulting geologist that recommended no further work be done on the property. Subsequently, during the period being reported herein, management of the Company has decided not to proceed with the next phase of the exploration program on this property. Management anticipates that the Company will explore any and all options for the sale of the business or finding a partner for a merger or acquisition.

Subsequent to June 30, 2006, Mr. Michael Potts, an individual, acquired control of the Company through the purchase of 1,000,000 shares of the Company's common stock from an existing shareholder of the Company in a private transaction. Mr. Michael Potts was also elected as a director and sole officer of the Company. This transaction was disclosed on the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.


OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our September 30, 2005 audited financial statements and notes thereto, which can be found in our Form 10-KSB on the SEC website at www.sec.gov under our SEC File Number 000-51246.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

      c)    Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. The Company regularly performs evaluations of any investment in mineral properties to value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

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

      f)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 -"Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

      g)    Financial Instruments

The carrying amount of financial instruments, including cash, and accounts payable and accrued liabilities, approximates their fair values.

      h)    Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive outstanding common share equivalents were issued. At June 30, 2006 the Company has no outstanding common stock equivalents so basic and diluted losses per share are the same.

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

The officers and directors during the three month period ending June 30, 2006 have subsequently been replaced by Michael Potts, as reported on the Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, who will take over internal control of financial reporting in the upcoming fiscal quarter.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Not Applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters To a Vote of Security Holders

Not Applicable

ITEM 5.  Other Information

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under SEC File Number 000-51246, at the SEC website at www.sec.gov:

    Exhibit
    Number                      Description
    ------                      -----------
    3.1            Articles of Incorporation*
    3.2            Bylaws*
    31.1           Sec. 302 Certification of Principal Executive Officer
    32.1           Sec. 906 Certification of Principal Executive Officer

B) There were no reports filed on Form 8-K during the quarter ended June 30, 2006. A report was filed on Form 8-K with the Securities and Exchange Commission on August 2, 2006 subsequent to the quarter ending June 30, 2006, which reported Michael Potts' purchase of 1,000,000 shares of common stock of the Company, which represented a 58.82% ownership interest in the Company, from an existing shareholder of the Company. Such 8-K also reported the resignations of Mr. Laurence Stephenson, Ms. Patricia Wilson and Mr. Michael Mulberry as directors and officers of the Company. Mr. Potts was appointed as a director and sole officer of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 3, 2006    Armitage Mining Corp, Registrant


                  By: /s/ Michael Potts
                  ---------------------------------------
                  Michael Potts, President, Chief
                  Executive Officer, Principal Accounting
                  Officer, Chief Financial Officer,
                  Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 3, 2006    Armitage Mining Corp, Registrant


                  By: /s/ Michael Potts
                  ---------------------------------------
                  Michael Potts, President, Chief
                  Executive Officer, Principal Accounting
                  Officer, Chief Financial Officer,
                  Secretary and Chairman of the Board


                  By: /s/ Michael Potts
                  ---------------------------------------
                  Michael Potts, Director