Form 10KSB
period 2006-09-30
Armitage Mining Corp
filed 2007-01-11
CIK 1303163

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2006

                         Commission File Number 0-51246

                              ARMITAGE MINING CORP.
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                  84-1647399
       (State of Incorporation)          (I.R.S. Employer Identification Number)

                        8100 East Union Ave., Suite 1206
                             Denver, Colorado 80237
                    (Address of Principal Executive Offices)

                                 (604) 687-7178
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The issuer had no revenues for the year ended September 30, 2006.

As of September 30, 2006, the registrant had 1,719,000 shares of common stock, $.001 par value, issued and outstanding. Our common stock is currently listed for quotation on the OTCBB under the symbol ARMC; however, very limited trading has commenced.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this registration statement may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this registration statement. Such factors include, but are not limited to; those discussed in the sections entitled Description of Business and Management's Discussion and Analysis of Financial Condition and Plan of Operation, as well as those discussed elsewhere. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to possible future events.

AVAILABLE INFORMATION

Our Annual Reports n Form 10KSB, Quarterly Reports on Form 10QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL INFORMATION

Armitage Mining Corp. (the "Company") was incorporated in the State of Nevada on April 30, 2004 to engage in the acquisition, exploration and development of natural resource properties. We have commenced limited business operations, but have not yet realized any income.

In September 2004, we raised a total of $35,000 in an offering of our securities to the public, pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. The registration statement for the offering was filed and qualified for sale by the Nevada Securities Division.

We have incurred net operating losses since inception of $63,630.

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

UTM              universal trans-mecator, a square grid system of map position

Vein tabular mineral deposit formed within or adjacent to faults or fractures by the deposition of minerals from hydrothermal fluids

VLF              very low frequency

PROPERTIES AND MINING CLAIMS

In May 2004, we acquired a 100% undivided right, title and interest in and to the Wanapitei River (South) Property mining claims for the sum of $1,877 ($2500.CDN) from Pilgrim Creek Ltd., an Ontario company that we hired to stake & record the Wanapitei River Property for us. Armitage Mining Corp both owns, and held title to, until its expiry on January 26, 2006.

BELOW IS A BRIEF SUMMARY OF THE CLAIM THAT THE COMPANY HAD FOR THE WANAPITEI RIVER (SOUTH) PROPERTY, WHICH EXPIRED DURING THIS REPORTING FISCAL YEAR.

WANAPITEI RIVER (SOUTH) PROPERTY

The one property in the Company's portfolio consisted of a 164 hectare (405 acre) unpatented mining property in the Sudbury area of northeastern Ontario. The property is located in Scadding Township approximately 30 km (19 mi) northeast of the City of Sudbury.

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

The region is classified as having a humid high cool temperate eco-climate. The area is located 10 km (6 mi) to the northeast of Sudbury Airport (YSB), for which extensive climatic records are available from Environment Canada. The average mean annual temperature is 3.5(degree)C (38(degree)F). The average daily temperature range in summer is from 11.8(degree)C to 23.1(degree)C (53(0)F - 74(degree)F) while in winter the average range is from -16.8(degree)C to - -6.9(degree)C (2(degree)F - 20(degree)F). Average yearly precipitation for the area is 872 mm (34 in) and the month-end snow cover is deepest in January and February with an average of 40 cm (16 in).

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

EXPLORATION WORK

As disclosed in further detail in Section 9 of our Geological Report, occurrences of native gold have been known since the late 1800s in the Wanapitei Lake region (Fairbairn, 1939). Bruce (1932) suggests that after the discovery of silver mineralization to the north in the Gowganda area much of the region was prospected in an attempt to locate additional deposits. Considerable exploration also occurred after the discovery of major copper - nickel deposits in Maclennan and Falconbridge Townships. This discovery was made first in the early 1900's and recently in early 2000 when new ultra rich deep zone discoveries of base metals, copper, nickel, platinum and palladium were discovered.

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

The historical data research and assessment was completed and further augmented with geologic mapping, geophysical testing and geochemical testing of our claims. Existing workings, such as trenches, prospect pits, shafts, and tunnel shave been examined. Apparent mineralized zones have been identified and narrowed down to a specific area by the studies, and minimal trenching was completed in the area. Some channel of samples were taken and sent for analysis of economically potential minerals that are known to have occurred in the area. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we intend to begin re trenching the area. These trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect, as viewed by our experts, has current economic potential and whether further exploration is warranted.

Phase II involved an initial examination of the underground characteristics of the structure that was identified by Phase I of exploration. Our president, up until July 28, 2006 when he resigned his position, Mr. Laurence Stephenson, who holds a BS in Geology and is a registered Professional Engineer, conducted the initial examination in consultation with his mining colleagues. On February 28, 2006 Mr. Stephenson received a report from a consulting geologist which recommended that no further work be done on the property. Further on March 17, 2006, an additional report was received from a consulting geologist that recommended no further work be done on the property. Subsequently, during the period being reported herein, management of the Company has decided not to proceed with the next phase of the exploration program on this property. Management anticipates that the Company will explore any and all options for the sale of the business or finding a partner for a merger or acquisition.

On July 27, 2006, Mr. Michael Potts, an individual, acquired control of the Company through the purchase of 1,000,000 shares of the Company's common stock from an existing shareholder of the Company in a private transaction. Mr. Michael Potts was also elected as a director and sole officer of the Company. This transaction was disclosed on the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.

On September 27, 2006, nineteen (19) individuals acquired 19,000 shares in the aggregate of common stock in a private placement transaction for aggregate gross proceeds to us of $4,750.

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

Specifically, the exploration of the property is governed by the Ontario Mining Act. Under the Act the Governor in Council makes regulations which prescribe operating conditions governing all exploration programs. We will be required to notify the Chief of Mining Land Use of our exploration plan to ensure compliance. We intend to fully determine and comply with all rules and regulations governing our operations prior to commencement of same.

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

PATENTS AND TRADEMARKS

We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and product line names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, products, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and content. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees, other than our officer and directors, who devote their time as required to our operations. Our officer and directors are not presently compensated for their services and do not have employment agreements with us. Initially, we intended to use the services of our officer and directors for all research work on our properties. Our past President and Director, Laurence Stephenson, has over 35 years of experience in directing and organizing mineral exploration programs throughout North America and the world. Effective July 28, 2006, Mr. Michael Potts was appointed President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary of the Company. Effective July 27, 2006, Mr. Potts was elected as a director of the Company. Our former Vice President and Director, Patricia Wilson, who resigned her position effective July 27, 2006, has been associated with mining companies since the early 1990's. In her previous capacities with these companies as corporate secretary and president she is familiar with the aspects of running a mineral exploration company. This would include assessing the caliber of project consultants and evaluating their reports and recommendations. Our former director, Michael Mulberry, who resigned effective July 27,2006, has over the last four years been active in managing and coordinating mineral exploration programs for various companies. It has included directing and participating in the actual field work and overseeing its completion and reporting. Further he has been active in managing the office of mineral exploration companies and through that has been well versed in assessing the capability of consultants and evaluating their reports and recommendations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

Gold, copper, nickel and platinum-group metals and strategic metals exploration is highly speculative in nature, involving many risks which even a combination of scientific knowledge and experience cannot overcome, often resulting in unproductive efforts. We are in the very early research and assessment stage of our business operations. We cannot guarantee that any minerals will be found or that any production of minerals will be realized. Although we believe there is a sufficient basis to engage in exploration on our properties, it may not result in the discovery of any known minerals or revenues.

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

WE ARE DEPENDENT ON ADDITIONAL FINANCING, WHICH MAY BE UNAVAILABLE TO US OR, IF AVAILABLE, MAY CAUSE ADDITIONAL DILUTION TO OUR SHAREHOLDERS.

Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to obtain financing or generate working capital, if and when needed, our current business plans could fail.

THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, WHICH MEANS YOU MAY NEVER BE ABLE TO SELL ANY SHARES YOU MAY BUY IN OUR COMPANY.

Our common stock is quoted for trading on the Over the Counter Bulletin Board (OTCBB) under the symbol ARMC; to date there has been minimal trading in our shares with a high of $1.25 and low of $0.96, however, no active trading market has yet been established. There is no guarantee that an active trading market will ever develop for our common stock. Accordingly, there is a very high risk that any investor in our securities may be unable to resell their securities at any time in the future.

OUR OFFICER AND DIRECTORS DO NOT DEVOTE FULL TIME SERVICES TO THE COMPANY AND ARE INVOLVED IN OTHER BUSINESS ACTIVITIES WHICH COULD CONFLICT WITH OUR BUSINESS ACTIVITIES.

Michael Potts, the sole officer and sole director of the company, currently devotes approximately ten to fifteen hours per week to company matters, and at the same time, he is involved in other business activities. Armitage's needs for his time and services could conflict with his other business activities. This possible conflict of interest could result in their inability to properly manage Armitage's affairs, resulting in our remaining a start-up company with limited operations, no revenues, or profits. We have not formulated a plan to resolve any possible conflicts that may arise.

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

The Wanapitei River Property consists of one (1) unpatented mining claim comprising 16 units. The relevant claim is numbered:

                  3018925   16 units   Lots 11 and 12   Con I

and totals approximately 164 hectares (405 acres). As described above, the claim is located in the indicated subdivisions of southwestern Scadding Township in Sudbury Mining Division, Ontario, Canada. Such claim to the Wanapitei expired on January 26, 2006.

We do not currently own any other property.

The Company is currently using the office and business premises of one of its officer and director, Michael Potts, at 8100 East Union Ave., Suite 1206, Denver, Colorado, 80237, on a rent-free basis. There is no lease or rental agreement for the space.

ITEM 3. LEGAL PROCEEDINGS

To the best of our Management's knowledge, there are no material legal proceedings filed or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this filing, there were a total of 40 shareholders of record, holding a total of 1,719,000 shares of our Common Stock. Our stock is quoted on the Over-the-Counter-Bulletin-Board (OTCBB) under the trading symbol ARMC; to date there has been minimal trading in our shares with a high of $1.25 and low of $0.96, however, a limited active trading market has commenced.

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

The Company issued a total of 19,000 shares of common stock to nineteen (19) shareholders and received cash proceeds of $4,750 in a private placement transaction, all of which are restricted securities, as that term is defined in Rule 144 as stated hereinabove.

There are currently no outstanding options, warrants to purchase or securities convertible into, our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company generated no revenues during the year ended September 30, 2006. We expect our current cash in the bank of $5,972 at September 30, 2006, to be satisfactory to seek a prospective acquisition or merger candidate, without having to raise additional funds or seek bank loans. We currently have no funds set aside for additional research and assessment to any property and we continue to seek a prospective merger or acquisition candidate.

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

We do not intend to purchase any significant property or equipment, make any material commitments for capital expenditures, nor incur any significant changes in employees during the next 12 months. For the period from inception to September 30, 2006, we had no revenues and incurred net operating losses of $63,630, consisting of general and administrative expenses incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada, professional and consultant fees and exploration expenditures for Phase I.

Net cash provided by financing activities since inception was $50,870, which were comprised of the following: (i) $35,000 of which were total proceeds raised in an initial public offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933;
(ii) $5,000 of which were the total proceeds raised from the private sale of stock to the officer and directors; (iii) $6,120 from a loan payable to a related party; and (iv) $4,750 of which were total proceeds from the sale of stock in a private transaction.

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

The historical data research and assessment was completed and further augmented with geologic mapping, geophysical testing and geochemical testing of our claims. Existing workings, such as trenches, prospect pits, shafts, and tunnels have been examined. Apparent mineralized zones have been identified and narrowed down to a specific area by the studies, and minimal trenching was completed in the area. Some channel of samples were taken and sent for analysis of economically potential minerals that are known to have occurred in the area. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we intend to begin re-trenching the area. These trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect, as viewed by our experts, has current economic potential and whether further exploration is warranted.

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

ITEM 7. FINANCIAL STATEMENTS

Following are audited financial statements for the year ended September 30, 2006.

                              Armitage Mining Corp.
                            Development Stage Company

                                    CONTENTS

                                                                          Page
                                                                        --------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Sherb
  & Co., LLP                                                               F - 1
REPORT OF INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM - Morgan
  & Company                                                                F - 2
FINANCIAL STATEMENTS
Balance Sheet                                                              F - 3
Statement of Operations                                                    F - 4
Statement of Changes in Stockholders' Deficit                              F - 5
Statement of Cash Flows                                                    F - 6
NOTES TO THE FINANCIAL STATEMENTS                                       F - 7 to

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Armitage Mining Corp.

      We have audited the accompanying balance sheet of Armitage Mining Corp. (A Development Stage Company) as of September 30, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the year ended September 30, 2006 and for the period April 30, 2004 (inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period April 30, 2004 (inception) to September 30, 2005 reflect total revenues and a net loss $ 0 and $31,042, respectively of the cumulative totals. The other auditors' report has been furnished to us and our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of its operations and cash flows for the year then ended September 30, 2006 and for the period April 30, 2004 (inception) to September 30, 2006 in conformity with generally accepted accounting principles in the United States.

      The accompanying financial statements have been prepared assuming that Armitage Mining Corp. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                    SHERB & CO, LLP

                                                    Certified Public Accountants

New York, New York
December 22, 2006

                                     [MORGAN COMPANY CHARTERED ACCOUNTANTS LOGO]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Armitage Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying statements of operations, cash flows, and stockholders' equity for the year ended September 30, 2005, and the period from inception, April 30, 2004, to September 30, 2005, for Armitage Mining Corp. (an exploration stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the periods indicated in conformity with U.S. generally accepted accounting principles.

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


Vancouver, Canada                                             "Morgan & Company"

October 19, 2005                                           chartered Accountants

Tel:(604) 687-5841                                 P.O. Box 10007 Pacific Centre
Fax:(604) 687-0075         MEMBER OF        Suite 1488 - 700 West Georgia Street
www.morgan-cas.com         [Jhi LOGO]                    Vancouver, B.C. V7Y 1A1

                              ARMITAGE MINING CORP.
                                  BALANCE SHEET
                          (A Development Stage Company)

                                                                 September 30,
                                                                     2006
                                                               ---------------
                         ASSETS
CURRENT ASSETS:
  Cash                                                             $  5,972
                                                                   --------
    Total Current Assets                                              5,972
                                                                   --------
                                                                   $  5,972
                                                                   ========
          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accrued expenses and other liabilities                           $ 18,732
  Related party note                                                  6,120
                                                                   --------
    Total Current Liabilities                                        24,852
COMMITMENTS & CONTINGENCIES                                              --
STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value; 75,000,000 shares authorized,
    1,719,000 issued and outstanding                                  1,719
  Additional paid-in capital                                         43,031
  Deficit accumulated during development stage                      (63,630)
                                                                   --------
    Total Stockholder's deficiency                                  (18,880)
                                                                   --------
                                                                   $  5,972
                                                                   ========

   The accompanying notes are an integral part of these financial statements.

                               ARMITAGE MINING CORP.
                              STATEMENTS OF OPERATIONS
                          (A Development Stage Company)

                                                                           Cumulative during
                                                   Year ended               the development
                                         -----------------------------      stage (April 30,
                                         September 30,   September 30,   2004 to September 30,
                                             2006            2005                2006)
                                         -------------   -------------   ---------------------
Revenues                                  $       --      $       --           $     --
General and Adminstrative Expenses            32,588          22,521             63,630
                                          ----------      ----------           --------
NET LOSS FROM OPERATIONS                     (32,588)        (22,521)           (63,630)
                                          ----------      ----------           --------
NET LOSS BEFORE INCOME TAXES                 (32,588)        (22,521)           (63,630)
PROVISION FOR INCOME TAXES                        --              --                 --
                                          ----------      ----------           --------
NET LOSS                                  $  (32,588)     $  (22,521)          $(63,630)
                                          ==========      ==========           ========
NET LOSS PER SHARE - BASIC and DILUTED    $    (0.02)     $    (0.01)
                                          ==========      ==========
WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING - BASIC and DILUTED          1,703,692       1,700,000
                                          ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                             STATEMENT OF CASH FLOWS
                          (A Development Stage Company)

                                                                                             Cumulative during
                                                                      Year ended              the development
                                                           -----------------------------      stage (April 30,
                                                           September 30,   September 30,   2004 to September 30,
                                                               2006            2005                2006)
                                                           -------------   -------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(32,588)      $(22,521)           $(63,630)
  Adjustments to reconcile net loss to net cash provided
    by (used) in operating activites:
    Accounts payable and accrued expenses                       13,766          2,921              18,732
                                                              --------       --------            --------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES            (18,822)       (19,600)            (44,898)
                                                              --------       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:                               --             --                  --
                                                              --------       --------            --------
CASH PROVIDED BY FINANCING ACTIVITIES:
    Loan payable - related party                                 6,120             --               6,120
    Proceeds from sale of stock                                  4,750             --              44,750
                                                              --------       --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       10,870             --              50,870
                                                              --------       --------            --------
NET DECREASE IN CASH                                            (7,952)       (19,600)              5,972
CASH, beginning of the period                                   13,924         33,524                  --
                                                              --------       --------            --------
CASH, end of the period                                       $  5,972       $ 13,924            $  5,972
                                                              ========       ========            ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                    $     --       $     --
    Cash paid for taxes                                             --             --

   The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                      STATEMENT OF STOCKHOLDER'S DEFICIENCY
                          (A Development Stage Company)

                                                                                            Deficit
                                                       Common Stock       Additional       Accumulated         Total
                                                  ---------------------     Paid in          During        Stockholders
                                                    Shares      Amount      Capital    Development Stage     Deficit
                                                  ----------   --------   ----------   -----------------   ------------
Balance as of April 30, 2004 - inception                  --    $   --     $    --          $     --         $     --
Sale of shares for cash at $0.005 - April          1,000,000     1,000       4,000                              5,000
Sale of shares for cash at $0.05 - April             700,000       700      34,300                             35,000
Net loss (April 30, 2004 to September 30, 2004)                                               (8,521)          (8,521)
                                                   ---------    ------     -------          --------         --------
Balance as of September 30, 2004                   1,700,000     1,700      38,300            (8,521)          31,479
                                                   ---------    ------     -------          --------         --------
Net loss                                                                                     (22,521)         (22,521)
                                                   ---------    ------     -------          --------         --------
Balance as of September 30, 2005                   1,700,000     1,700      38,300           (31,042)           8,958
                                                   ---------    ------     -------          --------         --------
Sale of shares for cash at $0.25 - August             19,000        19       4,731                              4,750
Net loss                                                                                     (32,588)         (32,588)
                                                   ---------    ------     -------          --------         --------
Balance as of September 30, 2006                   1,719,000    $1,719     $43,031          $(63,630)        $(18,880)
                                                   =========    ======     =======          ========         ========

   The accompanying notes are an integral part of these financial statements.

                              ARMITAGE MINING CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended September 30, 2006 and 2005

1. NATURE OF OPERATIONS

      a) Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 30, 2004. The Company has a total of 75,000,000 authorized shares of common stock with a par value of $.001 per share and 1,719,000 shares issued and outstanding as of September 30, 2006.

      b) Development Stage Activities

In the past, the Company had pursued the acquisition and exploration of mining properties. During the recent fiscal year, management has discussed various options. The financial statements have been prepared as a development stage company pursuant to Statement of Financial Accounting Standards No. 7, " Accounting and Reporting by Development Stage Enterprises".

      c) Going Concern

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of approximately $63,000 for the period from inception, April 30, 2004 to September 30, 2006, has working capital deficiency of approximately $20,000 and has no sales. The future of the Company is dependent upon its ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek a viable enterprise to acquire through the sale of its equities and / or the raising of debt.

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

      b) Cash and cash equivalents

            The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

      c) Use of Estimates

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

      d) Mineral Property Acquisition Payments and Exploration Expenditures

            The Company records its interest in mineral properties at cost. The Company expenses all costs incurred on mineral properties to which it has secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. The Company followed a policy of expensing exploration expenditures until a production decision in respect of the project.

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

      g) Financial Instruments

            The carrying amount of financial instruments, including cash, and accounts payable, accrued liabilities and notes payable, approximates their fair values.

      h) Basic and Diluted Loss Per Share

            In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

      i) New Accounting Standards

            FASB 157 - Fair Value Measurements

            In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

            Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

      j) Stock-Based Compensation

            The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

3. MINERAL PROPERTY INTEREST

In May 2004, the Company acquired a 100% interest in one mineral claim located in Ontario, Canada. The consideration for the acquisition was a cash payment of $1,877 ($2,500 CDN). Armitage Mining Corp both owns, and holds title to, the claim which expired during the fiscal year ended September 30, 2005, reported on herein.

4. RELATED PARTIES

During our most recently completed fiscal year ended September 30, 2006, a majority ownership of the Company has changed. The new majority owner has advanced the Company working capital funds in the amount of $6,119. These funds plus additional funds advanced subsequent to year end totaling some $20,000 have been formalized with a note payable due in September 2010, bearing interest at 3% per annum. In addition the operations of the Company are managed from both the Company's legal counsel offices and the office of the principal shareholder. No expense has been recorded as contributed rent, as it is deemed immaterial for the amount of time utilized in these offices.

5. EQUITY TRANSACTIONS

During August 2006, the Company issued 19,000 shares of stock at a price of $0.25 per share for a total of $4,750 of cash.

6. INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:

Federal statutory rate                     35%
Net Operating Loss benefit not utilized   (35%)
Effective Federal Income Tax Rate          --

At September 30, 2006, the Company has available unused net operating loss carryovers approximately $63,000 that may be applied against future taxable income and expire at various dates through 2026. The Company has a deferred tax asset in the amount of $22,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

As of November 1, 2006, Sherb & Co., LLP, Certified Public Accountants, replaced Morgan & Company, Chartered Accountants, independent chartered accountants, who have been our only auditor since inception and there have been no disagreements between us and the firm.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2006, the chief executive officer and chief financial officer, whom is the sole officer and employee of the Company, has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. (b) Changes in Internal Controls

Based on his evaluation as of September 30, 2006, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

     Name           Age              Position(s)
-----------------   ---   -----------------------------------
Michael Potts (1)    50   President, Chief Executive Officer,
                          Treasurer, Chief Financial Officer,
                          Secretary and Director

(1) As of July 27, 2006, Mr. Mulberry and Ms. Wilson resigned as directors of the Company and Mr. Michael Potts, AGE, was elected to serve as a director in their vacancy. As of July 28, 2006, Mr. Stephenson resigned as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director of the Company. Mr. Potts replaced Mr. Stephenson as President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary of the Company.

Each of the persons named above have held their offices/positions since July 27, 2006 and are expected to hold said offices/positions until the next annual meeting of stockholders or until the Company is sold to a merger or acquisition target.

BACKGROUND OF OFFICER AND DIRECTORS

Michael Potts is a private investor and the managing partner of Galway Investments, based in Denver, Colorado. Previously, he was CEO of American Fundware, provider of the FundWare software product line for non-profit and government organizations. Mr. Potts began his career as an IBM salesman but soon shifted to entrepreneurial companies in the Southwest where, at various times, he ran high technology national sales teams and divisions, led acquisitions and joint ventures in the US and abroad, and served as a corporate officer of publicly held technology companies. Mr. Potts holds a B.A. in Creative Writing from Beloit College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended September 30, 2006, all
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

At this time, we have adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We believe this Code reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

ITEM 10. EXECUTIVE COMPENSATION

The officer and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

                           SUMMARY COMPENSATION TABLE

                       Annual Compensation    Long-Term Comp.
                      ---------------------   ---------------
Name and                                      Other
Position(s)                                   Annual
Payouts               Year   Salary   Bonus    Comp.   Awards
-------------------   ----   ------   -----   ------   ------
Laurence Stephenson
  President, CEO,
  Treasurer, CFO,
  Secretary and
  Director            2006    None     None     None    None

Michael Mulberry
 Director             2006    None     None    None     None

Patricia Wilson
  Vice President
  and Director        2006    None     None    None     None

Michael Potts(1)      2006    None     None    None     None

(1) Effective as of July 27, 2006, Mr. Potts was elected as a director of the Company and replaced Mr. Mulberry and Ms. Wilson. Effective as of July 28, 2006, Mr. Potts replaced Mr. Stephenson as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,719,000 shares of our common stock issued and outstanding.

   Name and Address      Amount and Nature of
    of Beneficial             Beneficial        Percent of
      Owner (1)              Ownership (2)       Class (3)
----------------------   --------------------   ----------
Michael Potts
  810 East Union Ave.,
  Suite 1206
  Denver, CO 80237             1,000,000          58.17%

All Officers and
  Directors as a Group         1,000,000           58.8%

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

(3) The percentage is based upon 1,719,000 shares issued and outstanding as of September 30, 2006.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, directors or beneficial owner and no plans to issue any such rights in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is currently using the office and business premises of its director, Michael Potts, at Suite 1206 - 810 East Union Ave, Denver, CO, 80237, on a rent-free basis. There is no lease or rental agreement for the space.

On April 30, 2004, a total of 1,000,000 shares of Common Stock were issued to our officer, Laurence Stephenson, in exchange for organizational services and expenses, proprietary rights, business plans and cash in the amount of $5,000 U.S., or $.005 per share.

Subsequent to the majority change in ownership, the new majority owner, Michael Potts has advanced the Company working capital funds in the amount of $6,119. These funds plus additional funds advanced subsequent to year end totaling some $20,000 have been formalized with a note payable due in September 2010, bearing interest at 3% per annum.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) 1 & 2 Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

      (b) The following exhibits marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File No. 0-51246.

Exhibit No.                     Description
-----------   -----------------------------------------------
    *         Articles of Incorporation
    *         Bylaws
 Exhibit 31   Sec. 302 Certification of President/CEO and CFO
 Exhibit 32   Sec. 906 Certification of President/CEO and CFO

      (c) A report on Form 8-K was filed with the SEC on August 2, 2006 to report a change in control of Registrant and to report a change in officers and directors of Registrant. Subsequent to September 30, 2006, a report on Form 8-K was filed with the SEC on November 2, 2006, which reported a change in accountants of Registrant. On November 16, 2006, an amended current report on Form 8-K was filed with the SEC to amend and to supersede the Form 8-K filed with the SEC on November 2, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Morgan & Company, Chartered Accountants is the Company's former independent auditors. Audit and review fees for the year ended September 30, 2006 was $4,500. Morgan & Company had been our independent auditor since incorporation.

Sherb and Co, LLP, Chartered Public Accountants, who we retained as of November 1, 2006, audit and review fees for the year ended September 30, 2006 are $7,000.

AUDIT-RELATED FEES

For the year ended September 30, 2006, the Company was not billed for audit related fees.

TAX FEES

For the year ended September 30, 2006 the Company did not receive any tax compliance, tax advice, and tax planning services for which we were billed.

ALL OTHER FEES

For the year ended September 30, 2006 the Company was not billed for products and services other than those described above.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Armitage Mining Corp., a Nevada corporation


Date: December 11, 2006             By: /s/ Michael Potts
                                        ----------------------------------------
                                        President, Chief Executive Officer,
                                        Principal Accounting Officer,
                                        Chief Financial Officer, Secretary and
                                        Chairman of the Board, Director