Form 10QSB
period 2006-12-31
Armitage Mining Corp
filed 2007-02-13
CIK 1303163

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended December 31, 2006

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
Yes ☒ No ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 1,719,000 shares of Common Stock outstanding as of December 31, 2006.

Index

Part I.	Financial Information

Item I.	Financial Statements

	Balance Sheets as of December 31, 2006
	(unaudited) and September 30, 2006	2

	Statements of Operations, Three Months
	ended December 31, 2006 and 2005 (unaudited)	3

	Statements of Cash Flows, Three Months ended
	December 31, 2006 and 2005 (unaudited)	4

	Notes to Financial Statements	5

Item 2	Management’s Discussion and Analysis of
	Financial Conditions and Results of Operations	7

Item 3	Controls and Procedures	8

Part II.	Other Information	8

Item 1.  Financial Statements

ARMITAGE MINING CORP.
INTERIM BALANCE SHEET
(A Development Stage Company)

	December 31,	September 30,
	2006	2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$5,934	5,972
Total Current Assets	5,934	5,972

	$5,934	5,972

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses and other liabilities	$6,450	18,732
Related party payables	28,233	6,120
Total Current Liabilities	34,683	24,852

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value; 75,000,000 shares authorized,
1,719,000 issued and outstanding	1,719	1,719

Additional paid-in capital	43,031	43,031
Deficit accumulated during development stage	(73,499)	(63,630)
Total Stockholder's deficiency	(28,749)	(18,880)

	$5,934	5,972

See notes to consolidated financial statements.

ARMITAGE MINING CORP.
INTERIM STATEMENTS OF OPERATIONS
( A Development Stage Company )
(unaudited)

			Cumulative during
			the development
	Three Months Ended		stage (April 30,
	December 31,	December 31,	2004 to December 31,
	2006	2005	2006)

Revenues	$-	$-	$-

General and Adminstrative Expenses	9,869	896	73,499

NET LOSS FROM OPERATIONS	(9,869)	(896)	(73,499)

NET LOSS BEFORE INCOME TAXES	(9,869)	(896)	(73,499)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(9,869)	$(896)	$(73,499)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	1,719,000	1,700,000

See notes to consolidated financial statements.

ARMITAGE MINING CORP.
INTERIM STATEMENT OF CASH FLOWS
(uanudited)

			Cumulative during
			the development
	Three Months Ended		stage (April 30,
	December 31,	December 31,	2004 to December 31,
	2006	2005	2006)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,869)	$(896)	$(73,499)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activites:
Accounts payable and accrued expenses	(12,282)	(3,571)	6,450
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(22,151)	(4,467)	(67,049)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES:
Loan payable - related party	22,113	-	28,233
Proceeds from sale of stock	-	-	44,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,113	-	72,983

NET DECREASE IN CASH	(38)	(4,467)	5,934

CASH, beginning of the period	5,972	13,924	-

CASH, end of the period	$5,934	$9,457	$5,934

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for taxes	-	-

See notes to consolidated financial statements.

ARMITAGE MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

Note 1. BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB for the period ended December 31, 2006 should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended September 30, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended September 30, 2006, has been omitted. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of results for the entire year ending September 30, 2007.

Note 2. NATURE OF OPERATIONS

a) Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 30, 2004.
The Company has a total of 75,000,000 authorized shares of common stock with a par value of $.001 per share and 1,719,000 shares issued and outstanding as of December 31, 2006.

b) Going Concern

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of $73,499 for the period from inception, April 30, 2004 to December 31, 2006, and has no sales. The future of the Company is dependent upon its ability to find a merger partner and to obtain financing and upon future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3. SIGNIFICANT ACCOUNTING POLICIES

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

a) Use of Estimates

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

b) Financial Instruments

The carrying amount of financial instruments, including cash, and accounts payable and accrued liabilities, approximates their fair values. We have not made an assessment of the fair value of the related party payables.

c) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of have been outstanding if dilutive outstanding common share equivalents were issued. At December 31, 2006, the Company has no outstanding common stock equivalents so basic and diluted losses per share are the same.

d) New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.
e) Stock-Based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Note 4.  Related Parties

The majority owner has advanced the Company working capital funds in the amount of $28,233. A portion of the amounts advanced in the amount of $20,000 have been formalized with a note payable due in September 2010, bearing interest at 3% per annum. In addition the operations of the Company are managed from both the Company’s legal counsel offices and the office of the principal shareholder. No expense has been recorded as contributed rent, as it is deemed immaterial for the amount of time utilized in these offices.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The Company generated no revenues during the quarter ended December 31, 2006. We expect our current cash in the bank approximating $5,000 at December 31, 2006, to be satisfactory to seek a prospective acquisition or merger candidate, without having to raise additional funds or seek bank loans. We currently have no funds set aside for additional research and assessment to any property and we continue to seek a prospective merger or acquisition candidate.

We do not intend to purchase any significant property or equipment, make any material commitments for capital expenditures, nor incur any significant changes in employees during the next 12 months. For the period from inception to December 31, 2006, we had no revenues and incurred net operating losses of $73,499, consisting of general and administrative expenses incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada, professional and consultant fees and exploration expenditures for Phase I.

Net cash provided by financing activities since inception was $73,000, which were the total proceeds raised in an initial public offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933 and $5,000 of which were the total proceeds raised from the private sale of stock to the officer and directors.

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

B) There were no reports filed on Form 8-K during the quarter ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2007	Armitage Mining Corp, Registrant

	By:	/s/ Michael Potts
Michael Potts, President, Chief
Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 12, 2007	Armitage Mining Corp, Registrant

	By:	/s/ Michael Potts
Michael Potts, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board

By:	/s/ Michael Potts
Michael Potts, Director