Form 10QSB
period 2007-03-31
Golden Autumn Holdings Inc.
filed 2007-05-21
CIK 1303163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

GOLDEN AUTUMN HOLDINGS, INC.
(Name of small business issuer in its charter)

NEVADA	84-1647399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15455 Dallas Parkway, 6th Floor
Dallas, Texas 75001
(Address of principal executive offices)

Issuer’s telephone Number: (604) 687-7178

Armitage Mining Corp.
8100 East Union Ave, Suite 1206
Denver, Colorado
Former name, former address and former fiscal year if changed since its last report

Copies to:

Gregory Sichenzia, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone (212) 930-9700
Fax (212) 930-9725

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2007, the issuer had 20,142,003 outstanding shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GOLDEN AUTUMN HOLDINGS, INC.
MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Condensed Consolidated Balance Sheet
(Unaudited)

March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$911,819
Accounts receivable, net	1,269,557
Real estate held for resale	5,731,695
Other current assets	12,222
Total current assets	7,925,293

Property and equipment	4,233,547

Cemetery properties and other inventories	10,501,509

Land use rights	1,603,329

Due from related parties	1,649,712

Other receivables	1,980,020
Total Assets	$27,893,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term loan	$776,197
Accounts payable	2,736,073
Income tax payable	537,339
Customer deposits	2,099,002
Due to related parties	811,880
Deferred revenue	2,030,688
Other current liabilities	363,670
Total current liabilities	9,354,849

Total Liabilities:	9,354,849

Minority Interest	1,262,437

Stockholders' Equity:
Common Stock, par value $0.001, 75,000,000 shares authorized;
20,142,003 shares issued and outstanding as of March 31, 2007	20,142
Additional paid in capital	15,957,557
Statutory surplus reserve	193,640
Statutory public welfare fund	98,820
Retained earnings	-275,074
Other comprehensive income	1,281,039
Total stockholders' equity	17,276,124

Total Liabilities and Stockholders' Equity	$27,893,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Revenues:
Real estate sales	$2,764,774	$349,830	$6,021,595	$1,145,531
Cemetery and funeral product sales	119,420	75,716	92,432	247,309
Other products and services	26,534	33,994	53,490	65,248
Total revenues	2,910,728	459,540	6,167,517	1,458,088

Cost of revenues:
Cost of real estate sales	1,917,692	163,657	4,130,250	677,535
Cost of cemetery and funeral products	22,960	2,406	30,692	11,502
Cost of other products and services	5,740	6,536	8,198	11,439
Total cost of revenues	1,946,392	172,599	4,169,140	700,476
Gross profit	964,336	286,941	1,998,377	757,612

Operating expenses:
Selling expense	225,389	106,151	394,800	465,076
General and administrative expenses	3,682,730	351,871	4,048,161	587,168
Financial expenses	10,299	4,839	30,117	6,001
Total operating expenses	3,918,418	462,861	4,473,078	1,058,245

Loss from operations	(2,954,082)	(175,920)	(2,474,701)	(300,633)
Other income	1,732	1,240	8,435	1,321
Loss before income taxes and minority interest	(2,952,350)	(174,680)	(2,466,266)	(299,312)
Provision for income taxes	81,846	-	200,682	-
Loss before minority interest	(3,034,196)	(174,680)	(2,666,948)	(299,312)
Minority interest in loss of consolidated subsidiaries, net of income taxes	(242,736)	(13,974)	(213,356)	(23,945)

Net loss	$(2,791,460)	$(160,706)	$(2,453,592)	$(275,367)

Gain on foreign exchange translation	209,102	27,842	522,754	229,563
Comprehensive loss	$(2,582,358)	$(132,864)	$(1,930,838)	$(45,804)

Net loss per common share- basic and dilutive	$(0.15)	$(0.01)	$(0.14)	$(0.01)
Weighted average common shares outstanding - basic and dilutive	19,071,115	17,812,100	18,046,413	18,557,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,453,592)	$(275,367)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	149,457	72,179
Minority interest in loss of subsidiaries	(213,356)	(23,945)
Fair value of warrants issued	916,000	-
Common stock issued for consulting services	1,990,031	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(844,236)	(117,507)
Accounts receivable - related parties	70,628	(87,871)
Other current assets	-	245,443
Cemetary properties and other inventories	199,079	16,163
Real estate held for resale	(704,891)	(246,544)
Increase (decrease) in:
Accounts payable	(270,938)	(768,471)
Accounts payable - related parties	-	213,032
Other current liabilities	(94,223)	(23,806)
Customer deposits	(922,087)	2,226,148
Deferred revenue	889,094	-
Income tax payable	355,199	(30,679)
Total Adjustment	1,519,757	1,474,142
Net cash (used in) provided by operating activities	(933,835)	1,198,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,687)	(38,017)
Payments for other receivables	(189,245)	(335,346)
Payments for land use rights	-	(214,578)
Net cash (used in) investing activities	(231,932)	(587,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional paid in capital from recapitalization	0	1,327,207
Proceeds from related party loans	469,970	-
Net repayments on note payable to bank	776,195	(124,735)
Net cash provided by (used in) financing activities	1,246,165	1,202,472

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,414	7,749
NET INCREASE IN CASH AND CASH EQUIVALENTS	101,812	1,821,055
CASH AND CASH EQUIVALENTS, Beginning of period	810,007	828,308
CASH AND CASH EQUIVALENTS, End of period	$911,819	$2,649,363
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$24,505	$5,081
Income taxes paid	$0	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common shares in exchange for due from
related party loan receivable	$2,319,665	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended Septermber 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 8K/A filed on April 11, 2007.

Basis of Presentation, Business Combination and Corporate Restructure

On February 14, 2007, Armitage Mining Corp. ("AMC" or "Armitage Mining") entered into and closed a share exchange agreement with Golden Autumn Holdings Inc. ("Golden Autumn" or the “Company”), and each of Golden Autumn's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, AMC acquired all of the issued and outstanding capital stock of Golden Autumn from the Golden Autumn shareholders in exchange for 17,032,970 shares of AMC's common stock. As a result, Golden Autumn is now a majority owned subsidiary of AMC.

At the time of merger, AMC was inactive publicly registered shell corporation with no significant assets or operations. As a result of the merger, there was a change in control of the public entity. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the Company is the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Following the above-referenced share exchange, the Company has retained AMC’s fiscal year ending on September 30 th.

Effective May 7, 2007, Armitage Mining Corp. changed its name from Armitage Mining Corp. to Golden Autumn Holdings Inc.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 17,032,970 share of AMC’s common stock for 2,648,214 shares of the acquirer's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with AMC.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Organization and Line of Business

The Company and its subsidiaries (collectively the “Group”) are principally engaged in retirement community development and management in the People's Republic of China (the “PRC” or “China”). The Group develops and manages privately-owned retirement communities in the PRC, and also provides health care, food, entertainment and shopping services to its senior residents through the Group-owned health care center, restaurant, entertainment center and shopping center. As part of business integration and cross-marketing, the Group also engaged in memorial park development and management in the PRC. The Group's memorial park develops and sells burial spaces and the spaces for keeping the boxes of cremated remains as well as provides memorial services and products.

Consolidated Financial Statements

The accompanying consolidated financial statements as at March 31, 2007 include the accounts of the Company and its majority owned subsidiaries: Golden Autumn Holdings Inc. (“a Delaware Corp”), Sichuan Baoguang Golden Autumn Senior Living Development Co., Ltd, Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd., Sichuan Baoguang Memorial Products & Services Chain Co., Ltd., Sichuan Golden Autumn Garden Property Management Service Co., Ltd., Golden Autumn Holdings (Hong Kong) Ltd. and Golden Autumn Development (HongKong) Ltd. All inter-company accounts and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi (“RMB”) and Hong Kong Dollar (“HKD”); however the accompanying consolidated financial statements have been re-measured and presented in United States Dollars ($).

 Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. The Company has two segments including the following revenue recognition policies:

1	Funeral Products and Services
a)
Sichuan Baoguang Golden Autumn Senior Living Development Co., Ltd sells at-need burial space, niches and funeral supplies, provides related services in Memorial park. Sales related to pre-need burial spaces, niches and funeral supplies are immaterial. Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. Upon performance of the contracted funeral home service, the Company recognizes the earnings as funeral home revenues. Revenue is recognized when contracts are signed and payments are collected. All direct and indirect costs associated with the sale of cemetery products are expensed in the period incurred. Deferred revenue represents prepaid maintenance that is separately invoiced for future delivery of maintenance services to be delivered in the Memorial Park. The Company is amortizing one-time maintenance revenue over a straight line basis over estimated useful life of 20 years.

b)
Sichuan Baoguang Memorial Products & Services Chain Co., Ltd. engages in manufacturing funeral and memorial products as well as providing funeral and memorial services. Revenues are recognized when the services are provided or products are delivered, and collection of payments are assured.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2	Real Estate Development and Community Services
a)
Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd develops senior communities and sells condominiums. Revenues from real estate sales, including multi-family residences, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66,“Accounting for Sales of Real Estate” (“FAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenues for multi-family residences under construction are recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.

b)
Sichuan Golden Autumn Garden Property Management Services Co., Ltd provides health care, food, entertainment and shopping services to the senior residents in the retirement communities through the Group-owned facilities. Revenues are recognized when the services are performed and collection of payments are assured.

Country Risk

As the Company's principal operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company's transactions undertaken in the PRC are denominated in RMB, which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

Foreign Currency Translation

As of March 31, 2007 and 2006, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the RMB. Such consolidated financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." The exchange rate for the conversion of one US Dollar to Chinese RMB was 7.73 at March 31, 2007.

Accounts Receivable

The Company uses the allowance method to account for uncollectible accounts receivable. As of March 31, 2007, the Company has an allowance for doubtful accounts of $194,896.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Advertising Costs

Advertising and sales promotion costs are expensed as incurred.

Minority Interest in Subsidiaries

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders' share of the subsidiaries' income or loss is listed separately in the Consolidated Income Statement.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2007, the Company used estimates in determining the realization of its accounts receivable, other receivable and valuation of interest in an associate. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, inventory, other receivables, accounts payable, accrued expenses, customer deposits and deferred revenue, the carrying amounts approximate fair value due to their short maturities. The amounts due under note payable agreements also approximate fair value because interest rates and terms offered to the Company are at current market rates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit maturing within one year.

Cemetery Properties and Other Inventories

Cemetery properties and other inventories are stated at the lower of cost or market. Cost, calculated on a weighted average basis, comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Market value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Buildingand improvements	31 years
Furniture and fixtures	3 - 10 years
Vehicles	3 years

The land use rights are amortized on a straight-line basis over the unexpired period of the rights. Private ownership of land is not allowed in the PRC. Rather, entities acquire the right to use the land for a designated term. The leasehold lands are located in Chengdu, Sichuan Province, PRC, held under land use rights for periods ranging from 19 to 20 years with expiring dates ranging from December 2018 to April 2021. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

Construction In Progress

Properties under development are stated at cost, which includes construction costs incurred and other costs attributable to the construction of the related assets, less provision for any impairment in value. No depreciation is provided in respect of properties under development until the construction work is completed.

Borrowing Costs

Borrowing costs that are directly attributable to the acquisition, construction or production of an asset that takes a substantial period of time to bring to its intended use or sale are capitalized as part of the cost of that asset. All other borrowing costs are recognized as an expense as incurred. Capitalization of borrowing costs commences when expenditures for the asset and borrowing costs are being incurred and the activities to prepare the asset for its intended use are in progress. Borrowing costs are capitalized at the weighted average cost of the related borrowings until the asset is ready for its intended use.

Impairment of Long-Lived Assets and Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount of the fair value less costs to sell.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company did not have any goodwill as of March 31, 2007.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company's subsidiaries in China are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). According to PRC taxation policy, funeral service is subject to profit tax at 33%. However, in practice, the company is allowable to submit an application for tax exemption annually to the government. Once the application is approved, the income from funeral service is exempted from profit tax. Therefore Sichuan Baoguang Yinfa Industrial Co. Ltd., Sichuan Baoguang Golden Autumn Senior Living Development Co. Ltd. and Sichuan Baoguang Funeral Service Chain Co. Ltd. can be exempted from profit tax by annual approval. For Chengdu Xinjing Huayuan Real Estate Development Co. Ltd. profit tax rate reduced to 15% was approved by the tax authority. Sichuan Golden Autumn Garden Property Management Service Co., is subjected to profit tax at 33%. Golden Autumn Holdings (Hong Kong) Limited is a limited company incorporated in Hong Kong, the profits tax rate is 17.5%. However, the Sichuan Golden Autumn Garden Property Management Service Co. and Golden Autumn Holdings (Hong Kong) Limited has net operating losses.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. The adoption of the Act and related estimated deduction would not have a material impact on the Company's financial position, results of operation or cash flows.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (Job Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 is effective immediately and the Job Act was enacted in October 2004. FSP No. 109-2 allows for time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company did not repatriate any foreign earnings pursuant to the Job Act.

Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial Statements as of and for the six months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). During the three months and six months ended March 31, 2007 and 2006, there were no stock options granted to employees.

Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

 In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of July 31, 2007. The Company is currently evaluating the impact, if any, that SFAS158 may have on the Company's results of operations or financial position.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of SFAS No. 48 is not expected to have an effect on the Company's results of operations or financial position.

Note 3 - Cemetery Properties and Other Inventories

Cemetery properties and other inventories at March 31, 2007 (Unaudited) consisted of the following:

2007

Vaults and burial plots	$10,111,875
Work in progress -vaults	381,385
Others	8,249
$10,501,509

Note 4 - Real Estate Held for Resale

At March 31, 2007 (Unaudited), real estate held for resale consists primarily of condominium construction work in progress totaling $5,731,695.

Note 5 - Property and Equipment

Property and equipment at March 31, 2007 (Unaudited) consisted of the following:

2007

Property and equipment	$5,906,918
Less accumulated depreciation	(1,673,371)
Net book value	$4,233,547

The total depreciation charge for the period ended March 31, 2007 is $127,389.

Note 6 - Other Receivables

At March 31, 2007 (Unaudited), the Company had advances outstanding of $1,980,020 (net of reserves of $650,000) . The other receivables consist primarily of two non-interest bearing demand loan receivables from third parties, Sichuan Funeral Association and Gong Chen Zin Co.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 - Land Use Rights

In China, land is the asset of the government. The Company maintains only use rights from local governmental authorities. The Company has use rights on three properties consisting of approximately 20 acres of land with land usage rights with 19-20 years expiration from the date of purchase. Land use rights are stated at cost less accumulated amortization and any impairment losses. The land use rights are amortized on a straight line basis over the life of the rights.

In December 1997, November 2000 and November 2003, the Company acquired the land use rights related to Land # 1 ( 12 acres), Land #2 (4.6 acres) and Land #3 ( 3.2 acres) with original costs of $1,005,217, $421,325 and $237,579, respectively. As of March 31, 2007, the Company had changed 15.2 acres of the above land titles from Baoguang Yinfa Industrial Co. Ltd., Golden Autumn’s predecessor, to Golden Autumn Holdings Inc and has not transferred the remaining 4.6 acres of land titles to Golden Autumn. All the lands use rights are in memorial park.

At March 31, 2007 (Unaudited), land use rights cost totaled $1,603,329.

The total amortization charge for the period ended March 31, 2007 is $22,068.

Note 8 - Short term Loan

The Company had a short term bank loan. At March 31, 2007 (Unaudited), the balance outstanding was $776,197. The Company short term borrowings were drawn in February 2007 with a maturity due date within nine months. Interest is charged at 11.02% per annum

Note 9 - Customer Deposits

Customer deposits principally consists of deposits from purchasers of Condominium units which are recorded as a liability until the sale is recognizable. At March 31, 2007 (Unaudited), customer deposits totaled $2,099,002.

Note 10 - Deferred Revenue

Deferred revenue reflects the unearned portion of Condominium units sold using the percentage of completion method of accounting. At March 31, 2007 (Unaudited), deferred revenues totaled $2,030,688.

Note 11 - Stockholders' Equity

Common Stock

The Company has a total of 75,000,000 authorized shares of common stock with a par value of $.001 per share.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 17,032,970 share of AMC’s common stock for 2,648,214 shares of the acquirer's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

In accordance with the terms of the merger, the Company issued 1,119,000 shares of common stock relating to the merger.

During the three months ended March 31, 2007 (Unaudited), the Company issued 1,990,031 shares of common stock for consulting fees totaling $1,990,031. The shares were valued at a $1.00 per share.

As of March 31, 2007 (Unaudited), the Company had 20,142,003 shares of common stock issued and outstanding.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Retained Earnings

The Predecessor's Articles of Association requires the appropriation of 10% of its profit after taxation each year to the statutory surplus reserve until the balance reaches 50% of the registered share capital. According to the provision of the Predecessor's Articles of Association, in normal circumstances, the statutory surplus reserve shall only be used for making up losses and capitalization into share capital. However, the JV's Articles of Association does not have such specific requirements. As of March 31, 2007 (Unaudited), the restricted retained earnings related to statutory surplus reserve totaled $193,640.

Pursuant to the PRC Company Law, the JV or its predecessor shall make allocation from their profit after taxation at the rate of 5% to 10% to the statutory public welfare fund. The statutory public welfare fund can only be utilized on capital items for employee collective welfare. Individual employees only have the right to use these facilities, the titles to which will remain with the JV or its predecessor. The statutory public welfare fund forms part of the stockholders' equity but is non-distributable other than in liquidation. As of March 31, 2007 (Unaudited), restricted retained earnings related to statutory public welfare fund totaled $98,820.

Warrants

At March 31, 2007 (Unaudited), the following table summarizes the changes in warrants outstanding and the related prices for the shares of the company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash for compensation for services performed of financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.00	1,000,000	4.8	$1.00	1,000,000	4.8

Transactions involving warrants are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at October 1, 2006	-	-
Granted	1,000,000	$1.00
Exercised	-	-
Cancelled or expired	-	$-
Outstanding at March 31, 2007	1,000,000	$1.00

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:
2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.55%
Expected stock price volatility	150%
Expected dividend payout	--
Expected option life-years (a)	5

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company entered into a consulting agreement with Galway Holdings LLC, dated February 14, 2007, pursuant to which the Company issued Galway Holdings a warrant, which terminates on February 14, 2012, to purchase 1,000,000 shares of AMC's common stock at $1.00 per share. The Company valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a combined value of $916,000. This amount was charged to expense on the Company's financial statements for the three months ending March 31, 2007 (Unaudited).

Note 12 - Related Party Transactions and Balances

Amounts due from directors

At March 31, 2007 (Unaudited), non-interest bearing unsecured loans due from directors is $75,628.

Amounts due from related company

At December 31, 2005, Chengdu Jinma Chuanxi Entertainment Co., Ltd., a company under the control of Mr. Guanglong Li, and director of Golden Autumn Holdings Inc. maintained a loan payable balance of $2,960,599. The outstanding loan balance comprised of cash advances of approximately $2,319,665 for the purposes of acquiring certain shares of the Predecessor. These debts are unsecured and interest free. In 2006, Chengdu Jinma Chuanxi Entertainment Co., Ltd repaid a portion of the debt by returning 351,786 shares of common stock in Golden Autumn Holdings Inc. valued $2,319,665. As of March 31, 2007( Unaudited), Chengdu Jinma Chuanxi Entertainment Co., Ltd. outstanding receivable was approximately $972,356.

Amounts due from related company

At March 31, 2007 (Unaudited), the Company had a non-interest bearing demand loan receivable due from Chengdu Jin Feng, a company under the control of Mr. Gordon Gang Chen, a director of Golden Autumn Holdings Inc. of $578,913.

Amounts due from stockholders

At March 31,2007 (Unaudited), loans due from stockholders totaled $22,815. The loan due from stockholders was an unsecured non-interest bearing demand loan.

Amounts due to stockholders and directors

At March 31, 2007, loans due to stockholders and directors totaled $811,880. The loan due to stockholders and directors was an unsecured non-interest bearing demand loan.

Office buildings shared by subsidiaries

Golden Autumn Senior Living Development Co., Ltd. owns an office building in the suburb of Chengdu, the Capital of Sichuan Province of China. Affiliated companies, Hua Yuan Real Estate Development Co., Ltd., Baoguang Memorial Products & Services Chain Co., Ltd. and Golden Autumn Garden Property Management Co., Ltd., all share space in the building for administrative and management purpose. No related party lease revenue is recorded in the accompanying financial statements.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13 - Commitments and Contingencies

Litigation

 In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2007, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Customer Mortgage Guarantees

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to us.

Under U.S. GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off balance sheet arrangements would result from our loan guaranties in which Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd would provide contractual assurance of mortgage debt, or guarantee the timely re-payment of principal and interest of the purchasers of condominium units.

Typically, no fees are received for this service. Thus in those transactions, Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd would have a contingent obligation related to the guarantee of payment in the event the underlying loan is in default.

Transactions described above require accounting treatment under FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. Under that standard, we would be required to recognize the fair value of guarantees issued or modified for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the fair value of the liabilities arising from these guarantees and considered they are immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of March 31, 2007. As of March 31, 2007 (Unaudited), the Company has guaranteed third party mortgages held by customers related to the sales of condominiums totaling $986,000 .

Economic Environment

Significantly all of the Company's operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The granting of land use licenses is a common practice in China as all land is government-owned, and, at present, no option to purchase land has ever been granted. Pursuant to the laws of China, all land belongs to the government. Regardless of whether real estate is purchased or sold for residential or business purposes, the purchaser will receive the ownership license and a permit to only use the land, as opposed to owning the land.

Upon transfer of title of the units to purchasers of our real estate development, we will not have any interest in such units or licensed land. However, we conduct our sales of burial space, niches and funeral supplies in our Memorial park which we have a limited rights in accordance with land use license (Note 7).

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14 - Retirement Plans

The Company participates in a defined contribution retirement program organized by the relevant local government authority in China. Employees of the Company eligible to participate in the retirement plan are entitled to retirement benefits from the plan. The local government authority is responsible for the pension liabilities to these retired employees. The Company is required to make monthly contributions to the retirement plan up to the time of retirement of the eligible employees, at 20% of the local standard basic salaries.

As of March 31, 2007 (Unaudited), the Company had no significant obligation apart from the contribution as stated above.

Note 15 - Subsequent Events

None

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16 - Segment Reporting

Operating segments are defined by SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments are the two operating groups, which are (1) funeral products and services and (2) real estate development and community services. Information regarding the Company's reportable operating segments is as follows:

	Real Estate	Funeral
	Development and	Products and	Six Months Ended
	Community Services	Services (other)	March 31, 2007

Revenue from external customers (all in China)	6,089,207	78,310	$6,167,517
Cost of revenues	4,169,140	-	4,169,140
Gross profit	1,920,067	78,310	1,998,377

Selling expenses	376,436	18,364	394,800
General and administrative expenses	3,064,111	834,593	3,898,704
Depreciation and amortization	19,652	129,805	149,457
Financial expenses	10,318	19,799	30,117
Total operating expenses	3,470,517	1,002,561	4,473,078

Income from operations	$(1,550,450)	$(924,251)	$(2,474,701)

Total assets	$11,964,357	$15,929,053	$27,893,410
Total liabilities	$8,496,315	$1,670,413	$10,166,728
Capital expenditures	$42,687	$-	$42,687

	Real Estate	Funeral
	Development and	Products and	Six Months Ended
	Community Services	Services (other)	March 31, 2006

Revenue from external customers (all in China)	$1,153,163	$304,925	$1,458,088
Cost of revenues	681,929	18,546	700,475
Gross profit	471,234	286,379	757,613

Selling expenses	406,551	58,525	465,076
General and administrative expenses	72,553	198,263	270,816
Depreciation and amortization	37,921	278,431	316,352
Financial expenses	589	5,412	6,001
Total operating expenses	517,614	540,631	1,058,245

Income from operations	$(46,380)	$(254,252)	$(300,632)

Total assets	$8,263,592	$16,272,670	$24,536,262
Total liabilities	$6,019,602	$(719,451)	$6,739,053
Capital expenditures	$38,017	$214,578	$252,595

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with the consolidated financial statements and footnotes thereto included in the Company’s Form 8K/A filed on April 11, 2007 and in the annual report on Form 10-KSB for the fiscal year ended December 31, 2006. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

On February 14, 2007, Armitage Mining Corp. ("AMC" or "Armitage Mining") entered into and closed a share exchange agreement with Golden Autumn Holdings Inc. ("Golden Autumn" or the “Company”), and each of Golden Autumn's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, AMC acquired all of the issued and outstanding capital stock of Golden Autumn from the Golden Autumn shareholders in exchange for 17,032,970 shares of AMC's common stock. As a result, Golden Autumn is now a majority owned subsidiary of AMC.

In connection with the acquisition of Golden Autumn on February 14, 2007, Michael Potts, resigned as president, chief executive officer, secretary and treasure. Guanglong Li has been appointed to serve as AMC's chairman and chief executive officer, Charles Fu has been appointed to serve as AMC's president, Hua Li has been appointed to Serve as AMC's chief operating officer, and Guangxin Tang has been appointed to serve as AMC's chief financial officer. Mr. Fu was also elected to AMC's Board.

AMC entered into a consulting agreement with Galway Holdings LLC, dated February 14, 2007, pursuant to which AMC issued Galway Holdings a warrant, which terminates on February 14, 2012, to purchase 1,000,000 shares of AMC's common stock at $1.00 per share and paid Galway Holdings LLC $425,000. Pursuant to an Agreement and Release agreement dated February 14, 2007. Michael Potts returned 600,000 shares of AMC's common stock owned by him to AMC and AMC transferred its assets to Michael Potts. Michael Potts is a member of Galway Holdings LLC.

On May 7, 2007, AMC changed its name to Golden Autumn Holdings, Inc.

Golden Autumn was incorporated under the laws of the State of Delaware on January 7, 2005. Under its original Certificate of Incorporation, the Company initially had 1,500 authorized shares with no par value. On May 30, 2005, Golden Autumn's Certificate of Incorporation was amended to increase the authorized shares to 15,000,000 shares of common stock with par value of $0.01 per share. The Company subsequently issued 3,000,000 shares of common stock and repurchase 351,786 shares from one shareholder on February 16, 2006.

Golden Autumn is a Delaware holding company that owns 92% of equity interest in a Chinese company, Sichuan Baoguang Golden Autumn Senior Living Development Co., Ltd. ("Sichuan Golden Autumn"), as a Sino-US equity joint venture. Sichuan Golden Autumn's predecessor, Baoguang Yinfa Industrial Co., Ltd. ("Baoguang"), was established in February 2003 as a result of reorganization of Sichuan Baoguang Tower Memorial Park Company Limited, and the purpose of reorganization was to facilitate the sale of the Company's stock to outside qualified investors in China. The minority interest of 8% is held by Baoguang Yinfa Industrial Co. Ltd, Golden Autumn’s predecessor. Previously, Baoguang was a non-profit and quasi-governmental entity named Chengdu Baoguang Tower Memorial Park, which was established in February 1997. In September 2002, the Company was privatized and its name was changed to the Sichuan Baoguang Tower Memorial Park Company Limited. As used in this report, the terms "we," "us," and "our" and words of like import refer to Golden Autumn and its subsidiaries.

The Company and its subsidiaries (collectively the “Group”) are principally engaged in retirement community development and management in the People’s Republic of China (the “PRC” or “China”). The Group develops and manages privately-owned retirement communities in the PRC, and also provides health care, food, entertainment and shopping services to its senior residents through the Group-owned health care centers, restaurants, entertainment centers and shopping centers. As part of business integration and cross-marketing, the Group also engaged in memorial park development and management in the PRC. The Group’s memorial park develops and sells burial spaces and the spaces for keeping the boxes of cremated remains as well as provides memorial services and products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 2007 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2006

Revenues

For the six months ended March 31, 2007, our total revenues were $6,167,517 as compared to total revenues of $1,458,088 for the six months ended March 31, 2006, an increase of $4,709,429. The increase in revenues was primarily a result of that the Phase II of the Company's real estate development project was mostly completed during the six months ended March 31, 2007 and, while Phase I was completed but Phase II just started during the six months ended March 31, 2006. In addition, the Company experienced a decline in cemetery and funeral product sales due to an increase in competition in the memorial park business with many of our competitors selling their products at lower prices.

Cost of Revenues and Gross Profit

For the six months ended March 31, 2007, our total cost of revenues were $4,169,140 as compared to total cost of revenues of $700,475 for the six months ended March 31, 2006, a increase of $3,468,665. The increase in cost of revenues was a result that of the Phase II of the Company's real estate development project was partially completed during the six months ended March 31, 2007, while Phase I was totally completed but Phase II just started during the six months ended March 31, 2006. In addition, the Company experienced a decline in gross profit percentage due to the substantial competition noted above while gross profit as a percentage of revenues decreased to 32% from 52% for the six months ended March 31, 2007 and 2006, respectively.

Operating Expenses

Total operating expenses were $4,473,077 for the six months ended March 31, 2007 as compared to operating expenses of $1,058,245 for the six months ended March 31, 2006, an increase of $3,414,832 or approximately 323%.

Included in this increase were:

•
For the six months ended March 31, 2007, selling expenses amounted to $394,800 compared to $465,076 for the six months ended March 31, 2006 an decrease of $70,276 or approximately 15.1%. For the six months ended March 31, 2007 and 2006, selling expenses were approximately 6.4% and 31.9% of our revenues, respectively.

•
For the six months ended March 31, 2007, the Company incurred general and administrative expenses of $4,048,161 as compared to $587,168 for the six months ended March 31, 2006, an increase of $3,460,993, or 589%. The increase is due primarily to an increase of $2,906,031 of non cash expenses related to warrants and common stock issued as a result of the recapitalization consulting and professional fees of $3,028,000 and acquisition cost for Armitage Mining Corp $425,000.

Net Loss

Net loss for the six months period ended March 31, 2007 was $2,453,592 as compared to a net loss of $275,366 for the six months period ended March 31, 2006. The increase in net loss resulted primarily from a increase in consulting, and professional fees including a $2.9 million of non-cash expenses related to warrants and common stock issued as a result of the recapitalization.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenues

For the three months ended March 31, 2007 our total revenues were $2,910,728, as compared to total revenues of $459,540 for the three months ended March 31, 2006, an increase of $2,451,188 or approximately 533.4%. The increase in revenues was primarily a result of Phase II of the Company's real estate development project was partially completed during the three months ended March 31, 2007, while Phase I was already finished and Phase II just started during the three months ended March 31, 2006. However, the Company experienced a decline in cemetery and funeral product sales due to an increase in competition in the memorial park business with many of our competitors selling their products at lower prices.

Cost of Sales and Gross Profit

For the three months ended March 31, 2007, cost of revenues amounted to $1,946,392 or approximately 66.9% of revenues as compared to cost of revenues of $172,599 or approximately 37.6% of revenues for the three months ended March 31, 2006. As mentioned earlier, the Company’s revenues increased in 2007 as a result of mostly completion of Phase II of the real estate development project which has a lower gross profit margin in comparison to revenues derived from cemetery and funeral product sales. The decrease in gross profit percentage was attributable to a change in the Company's revenue mix. During 2007, approximately 95% of the Company's revenue was related to real estate sales with lower gross profit margins. During 2006, the Company did not have much real estate sales.

Operating Expenses

Total operating expenses were $3,918,418 for the three months ended March 31, 2007 as compared to operating expenses of $462,861 for the three months ended March 31, 2006, an increase of $3,455,557, or approximately 746%.

Included in this increase were:

General and Administrative Expenses
•
For the three months ended March 31, 2007, selling expenses amounted to $225,389 compared to $106,151 for the three months ended March 31, 2006, an increase of $119,238 or approximately 112%. For the three months ended March 31, 2007and 2006, selling expenses were approximately 7.7% and 23.1% of the Company’s revenues, respectively. The increase in selling expenses was attributable to the increased selling expenses related to the condominium sales.

•
For the three months ended March 31, 2007, the Company incurred general and administrative fees of $3,682,730 as compared to $351,871 for the three months ended March 31, 2006, an increase of $3,330,859, or 947%. The significant rise was attributable to the Consulting and professional fees incurred by U.S. subsidiary for bringing the company public, including $2,906,031 of non cash expenses related to warrants and common stock issued as a result of the recapitalization.

Net Loss

Net loss for the three months ended March 31, 2007 was $2,791,460, as compared to a net loss of $160,706 for the three months ended March 31, 2006. This increase resulted primarily from a increase in general and administrative expenses including a $2.9 million of non-cash expenses related to warrants and common stock issued as a result of the recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had negative working capital of $1,429,555 and cash and equivalents of $911,819.

Net cash used in operating activities was $933,836 for the six months ended March 31, 2007 as compared to $1,197,745 provided by operating activities for the six months ended March 31, 2006.

Net cash used in investing activities were $231,932 for the six months ended March 31, 2007 as compared to $587,941 for the six months ended March 31, 2006. This decrease in cash used in investing activities was due primarily to a reduction in advances on loans receivables of $146,101, and $4,670 increase in purchase of fixed assets in comparing 2007 and 2006.

Net cash provided by financing activities was $1,246,165 for the six months ended March 31, 2007 as compared to net cash provided by financing activities of $1,202,472 for the six months ended March 31, 2006. This change is primarily the result of a loan of $776,196 (RMB 6,000,000) in February 2007 and $469,970 proceeds from related party.

The Company believes it has sufficient access to capital to meet its working capital requirements through the remainder of 2007 in available cash and in cash generated from operations. Additional financing may be required in order to meet growth opportunities in financing and/or investing activities. If additional capital is required and the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

If additional capital is required and the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

Inflation

The management does not believe that inflation has had a material effect on our business, financial condition or results of operations. If the costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•   Any obligation under certain guarantee contracts;

•   Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•  Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

•  Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this report and other than the guarantees that are currently disclosed within the Company's financial statements, the Company do not have any additional off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated revenue recognition and impairment of long-lived assets.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.

The Company has two segments including the following revenue recognition policies:

1	Funeral Products and Services

a)
Sichuan Baoguang Golden Autumn Senior Living Development Co., Ltd sells at-need burial space, niches and funeral supplies, provides related services in Memorial park. Sales related to pre-need burial spaces, niches and funeral supplies are immaterial. Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. Upon performance of the contracted funeral home service, the Company recognizes the earnings as funeral home revenues. Revenue is recognized when contracts are signed and payments are collected. All direct and indirect costs associated with the sale of cemetery products are expensed in the period incurred. Deferred revenue represents prepaid maintenance that is separately invoiced for future delivery of maintenance services to be delivered in the Memorial Park. The Company is amortizing one-time maintenance revenue over a straight line basis over estimated useful life of 20 years.

b)
Sichuan Baoguang Memorial Products & Services Chain Co., Ltd. engages in manufacturing funeral and memorial products as well as providing funeral and memorial services. Revenues are recognized when the services are provided or products are delivered, and collection of payments are assured.

2	Real Estate Development and Community Services

a)
Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd develops senior communities and sells condominiums. Revenues from real estate sales, including multi-family residences, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66,“Accounting for Sales of Real Estate” (“FAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenues for multi-family residences under construction are recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.

b)
Sichuan Golden Autumn Garden Property Management Services Co., Ltd provides health care, food, entertainment and shopping services to the senior residents in the retirement communities through the Group-owned facilities. Revenues are recognized when the services are performed and collection of payments are assured.

Country Risk

As the Company's principal operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company's transactions undertaken in the PRC are denominated in Chinese Yuan Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount of the fair value less costs to sell.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see the subsection “Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls” below.

Changes in internal controls

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

We have identified the following material weaknesses of our internal controls:

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

The Company is currently continuing its review in order to design enhanced controls and procedures to remedy this deficiency.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 14, 2007, Armitage Mining Corp. ("AMC" or "Armitage Mining") entered into and closed a share exchange agreement with Golden Autumn Holdings Inc. ("Golden Autumn" or the “Company”), and each of Golden Autumn's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, AMC acquired all of the issued and outstanding capital stock of Golden Autumn from the Golden Autumn shareholders in exchange for 17,032,970 shares of AMC's common stock.

The issuance of AMC’s common stock to the shareholders of Golden Autumn was made in reliance upon the exemption provided in Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the issuance of the shares.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.	Exhibits.
Exhibit Number	Description
3.1
Articles of Merger changing the Company’s name to Golden Autumn Holdings, Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2007.)

4.1	Warrant issued to Galway Holding, Inc. (1)
10.1	Share Exchange Agreement by and among Armitage Mining Corp., Golden Autumn Holdings, Inc., Michael Potts and the shareholders of Golden Autumn Holdings, Inc. (1)
10.2	Agreement and Release between Armitage Mining and Michael Potts (1)
10.3	Consulting Agreement between Armitage Mining and Galway Holdings, LLC (1)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1) Incorporated by reference to the Current Report on 8-K/A filed with the Securities and Exchange Commission on April 11, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN AUTUMN HOLDINGS, INC.
Dated: May 21, 2007	By:	/s/ Guanglong Li
Guanglong Li
Chief Executive Officer

Dated: May 21, 2007	By:	/s/ Guangxin Tang
Guangxin Tang
Chief Financial Officer