Form 10QSB
period 2007-06-30
Golden Autumn Holdings Inc.
filed 2007-08-20
CIK 1303163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2007, the issuer had 20,142,003 outstanding shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GOLDEN AUTUMN HOLDINGS, INC.
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Contents

Page
Unaudited Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2007	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2007 and 2006	F-3

Condensed Consolidated Statement of Cash Flow for the nine months ended June 30, 2007 and 2006	F-4

Notes to Condensed Consolidated Financial Statements	F-6

Golden Autumn Holdings Inc.
(formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Condensed Consolidated Balance Sheet
June 30, 2007
(unaudited)

June 30,
2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,079,768
Account receivable, net	13,023
Real estate held for sale	4,802,913
Other current assets	12,412
Total current assets	5,908,116
Property and equipment, net	4,224,487
Cemetery properties and other inventories	10,654,592
Land use rights	1,584,767
Due from related parties	905,150
Other receivables	1,364,918
Total Assets	$24,642,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short term bank loan, secured	$525,486
Accounts payable	3,262,533
Due to related parties	286,238
Income tax payable	451,139
Customer deposits	1,476,274
Deferred revenue	682,200
Other current liabilities	859,360
Total current liabilities	7,543,230
Minority Interest	1,134,679
Stockholders' Equity:
Common Stock, par value $0.001, 75,000,000 shares authorized ; 20,142,003 shares issued and outstanding as of June 30, 2007	20,142
Additional paid in capital	15,934,389
Statutory surplus reserve	193,640
Statutory public welfare fund	98,820
Retained earnings (deficit)	-1,744,291
Accumulated other comprehensive income	1,461,421
Total stockholders' equity	15,964,121
Total Liabilities and Stockholders' Equity	$24,642,030

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Golden Autumn Holdings Inc.
(formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Condensed Consolidated Statements of Operations and Comprehensive Loss
June 30, 2007
(unaudited)

	Three Months Ended June 30.		Nine Months Ended June 30.
	2007	2006	2007	2006
Revenues:
Real estate sales	$5,139,717	$2,803	$11,161,312	$1,148,334
Cemetery and funeral product sales	74,576	24,313	167,008	271,622
Other products and services	23,029	26,317	76,519	91,566
Total revenues	5,237,322	53,433	11,404,839	1,511,522
Cost of revenues:
Cost of real estate sales	3,566,837	1,658	7,697,087	679,193
Cost of cemetery and funeral products	59,172	431	89,864	11,933
Cost of other products and services	8,243	6,610	16,441	18,049
Total coxst of revenues	3,634,252	8,699	7,803,392	709,175
Gross profit	1,603,070	44,734	3,601,447	802,347
Operating expenses:
Selling expenses	294,218	99,024	689,018	564,099
General and administrative expenses	2,700,183	255,031	6,748,344	842,199
Financial expenses	21,001	3,660	51,118	9,662
Total operating expenses	3,015,402	357,715	7,488,480	1,415,961
Loss from operations	(1,412,332)	(312,981)	(3,887,033)	(613,614)
Other income	1,276	6,174	9,711	7,495
Loss before income taxes and minority interest	(1,411,056)	(306,807)	(3,877,322)	(606,119)
Provision for income taxes	185,920	-	386,602	-
Loss before minority interest	(1,596,976)	(306,807)	(4,263,924)	(606,119)
Minority interest	(127,758)	(24,545)	(341,114)	(48,490)
Net Loss	$(1,469,218)	$(282,262)	$(3,922,810)	$(557,630)
Gain on foreign exchange translation	181,017	56,680	703,771	258,400
Comprehensive Loss	$(1,288,201)	$(225,582)	$(3,219,039)	$(299,230)
Net loss per common share - basic and diluted	$(0.07)	$(0.01)	$(0.18)	$(0.02)
Weighted average common shares outstanding - basic and diluted	20,142,003	17,032,972	18,747,511	18,047,538

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Golden Autumn Holdings Inc.
(formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and subsidiaries)
Condensed Consolidated Statements of Cash Flows
June 30, 2007
(unaudited)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,922,810)	$(557,629)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	233,683	89,409
Minority interest	(341,114)	(48,490)
Stock based compensation	916,000	0
Common stock issued for consulting services	1,990,031	0
Provision for bad debts	2,362,004	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	5,275	116,927
Due from related parties	135,000	(87,975)
Other current assets	0	246,149
Cemetary properties and other inventories	158,262	13,562
Real estate held for sale	301,816	(784,571)
Increase (decrease) in:
Accounts payable	208,908	(1,489,047)
Due to related parties	0	342,717
Customer deposits	(1,591,648)	3,681,977
Deferred revenue	(477,090)	0
Income tax payable	100,225	(105,387)
Other current liabilities	560,320	(445,198)
Total Adjustment	4,561,672	1,975,271
Net cash provided by operating activities	638,862	1,417,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56,201)	(41,248)
Payments for other receivables	(811,716)	(1,162,677)
Payments for land use rights	-	(217,209)
Net cash (used in) investing activities	(867,917)	(1,421,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	(60,972)	-
Additional paid in capital from recapitalization	-	1,327,207
Net proceeds from short term bank loan	525,485	(312,734)
Net cash provided by financing activities	464,513	1,014,473
EFFECT OF EXCHANGE RATE CHANGES ON CASH	34,303	10,154
NET INCREASE IN CASH AND CASH EQUIVALENTS	269,761	1,021,135
CASH AND CASH EQUIVALENTS, Beginning of period	810,007	828,308
CASH AND CASH EQUIVALENTS, End of period	$1,079,768	$1,849,443
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$45,427	$8,607
Income taxes paid	$55,652	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common shares in exchange for due from related party loan receivable	$2,319,665	$-
Common stock issued for consulting services	$1,990,031	$-
Stock-based compensation	$916,000	$-

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 1 - Organization and Nature of Operations

Organization and Line of Business

Golden Autumn Holdings Inc. (“the Company’) was incorporated under the laws of the State of Delaware on January 7, 2005. On February 14, 2007, Armitage Mining Corp. (”AMC”) entered into a share exchange agreement woth Golden Autumn Holdings Inc.. Pursuant to the Purchase agreement, AMC acquired all of the issued and outstanding capital stock of Golden Autumn from Golden Autumn shareholders in exchange for 17,032,970 shares of AMC's Common stock. As a result, Golden Autumn was a majority owned subsidiary of AMC.

In addition, all of the Company's transactions undertaken in the PRC are denominated in Chinese Yuan Renminbi (CNY), which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

Effective May 7, 2007, Armitage Mining Corp. (the “Company”) changed its name from Armitage Mining Corp. to Golden Autumn Holdings Inc. In addition, effective May 7, 2007, the Company’s quotation symbol on the NASDAQ Capital Market was changed from ARMC to GAHI.

The Company and its subsidiaries (collectively the “Group”) are principally engaged in retirement community development and management in the People’s Republic of China (the “PRC” or “China”). The Group develops and manages privately-owned retirement communities in the PRC, and also provides health care, food, entertainment and shopping services to its senior residents through the Group-owned health care centers, restaurants, entertainment centers and shopping centers. As part of business integration and cross-marketing, the Group also engages in memorial park development and management in the PRC. The Group’s memorial park develops and sells burial spaces and the spaces for keeping the boxes of cremated remains as well as provides memorial services and products.

Under its original Certificate of Incorporation, the Company initially had 1,500 authorized shares with no par value. On May 30, 2005, the Certificate of Incorporation was amended to increase the authorized shares to 15,000,000 shares of common stock with par value of $0.01 per share. The Company subsequently issued 3,000,000 shares of common stock.

On April 8, 2005, Sichuan Baoguang Golden Autumn Senior Living Development Co., Ltd, an equity joint venture in the PRC, (the “JV”) was established by and between Golden Autumn Holdings Inc. and Sichuan Baoguang Yinfa Shiye Co., Ltd. (the “Predecessor” or “Yinfa”) with total registered capital $9,000,000 USD. As of December 31, 2005, the Company received $1,327,207 of cash contributions. As a PRC joint venture, the Company is committed to raise an additional $6,952,793 over the next three years. The Company owns 92% equity interest of the JV by investing capital raised by the issuance of common stocks and the Predecessor owns 8% equity interest of the JV by transferring certain land and buildings to the JV. Subsequently on October 25, 2005, the JV acquired all the remaining assets from as well as assumed all the liabilities of the Predecessor and continued to carry on the Predecessor’s businesses. The Predesessor then became the predecessor of the JV as well as an 8% shareholder of the JV. The acquisition transaction was accounted for as a reverse merger resulting in the recapitalization of the Predessessor. All references to common stock shares and per share amounts have been retroactively restated to reflect the share exchange as if the exchange had taken place as of the beginning of the earliest period presented. Compositions of registered capital and equity interest are shown as follows:

Name	Registered Capital	Percentage of ownership	Contribution Made
Golden Autumn Holdings Inc.	$8,280,000	92%	$1,327,207
Sichuan Baoguang Yinfa Shiye Co., Ltd.	$720,000	8%	$720,000	(*)

(*) Minority shareholder contributed buildings with an agreed value of $720,000.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Note 1 – Organization and Nature of Operations (Cont’d)

Under the JV, there are three subsidiaries which were previously owned by the Predecessor and now wholly-owned by the JV:

1)	Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd., which develops privately-owned retirement communities in China;
2)
Sichuan Golden Autumn Garden Property Management Services Co., Ltd., which provides health care, food, entertainment and shopping services to the senior residents in the retirement communities through the Group-owned facilities; and

3)	Sichuan Baoguang Memorial Products & Services Chain Co., Ltd. engages in manufacturing funeral and memorial products as well as providing funeral and memorial services.

The Company also has two wholly-owned subsidiaries in Hong Kong, Golden Autumn Holdings (Hong Kong) Ltd. and Golden Autumn Development (Hong Kong) Ltd. (formed in 2006). These subsidiaries do not have any substantial operating activities as of June 30, 2007.

Note 2 – Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries: Sichuan Baoguang Golden Autumn Senior Living Development Co., Ltd, Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd., Sichuan Baoguang Memorial Products & Services  Chain Co., Ltd., Sichuan Golden Autumn Garden Property Management Service Co., Ltd., Golden Autumn Holdings (Hong Kong) Ltd and Golden Autumn Development (Hong Kong) Ltd. All inter-company accounts and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi and Hong Kong Dollar; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Operations, Management Plans and Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $3,922,810 and $557,630 for the nine months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company's current liabilities exceeded its current assets by $1,635,114 that indicates the Company may need additional financing to meet cash requirements for its operations to continue as a going concern.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability or classification of recorded amounts of assets or amounts or classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company is considering different ways to raise additional capital including through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management is in negotiations with investment bankers to raise funds in the capital market and believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Reclassification

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (Cont’d)

The Company has two segments including the following revenue recognition policies:

1.	Funeral Products and Services
a.
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

b.
Sichuan Baoguang Memorial Products & Services Chain Co., Ltd. engages in manufacturing funeral and memorial products as well as providing funeral and memorial services. Revenues are recognized when the services are provided or products are delivered, and collection of payments are assured.

2.	Real Estate Development and Community Services

a.
Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd develops senior communities and sells condominiums. Revenues from real estate sales, including multi-family residences, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“FAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenues for multi-family residences under construction are recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.

b.
Sichuan Golden Autumn Garden Property Management Services Co., Ltd provides health care, food, entertainment and shopping services to the senior residents in the retirement communities through the Group-owned facilities. Revenues are recognized when the services are performed and collection of payments are reasonably assured.

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

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Foreign Currency Translation

As of June 30, 2007 and 2006, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the CNY. Such consolidated financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." The exchange rates for the conversion of one US Dollar to Chinese Yuan were 7.61 and 8.02 at June 30, 2007 and 2006, respectively.

Accounts Receivable

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical exprerience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred.

Minority Interest in Subsidiaries

Minority interest represents that portion of the net equity of majority-owned subsidiaries of the Company held by minority shareholders. The minority shareholders’ share of the subsidiaries’ income or loss is listed separately in the Consolidated Income Statement. Minority interest came into being since the recapitalization on October 26, 2005, on which Yinfa acquired 8% of interest in Joint Venture. Minority Interest reflects Yinfa’s portion of the earnings of Golden Autumn Senior Livings Development Co. Ltd. from October 26, 2005 to the June 30, 2007. There was no minority interest as of June 30, 2005. However, the minority interest has been retroactively restated in accordance with a reverse merger.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of June 30, 2007 and 2006, the Company used estimates in determining the realization of its accounts receivable, other receivable and valuation of interest in an associate. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, inventory, other receivables, accounts payable, accrued expenses and deferred revenue, the carrying amounts approximate fair values due to their short maturities. The short term bank loan also approximates its fair value because interest rates and terms offered to the Company are at current market rates.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (Cont’d)

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit maturing within one year.

Other Investments

Other investments consist of investments in private companies and are carried at fair value. At each balance sheet date, the net unrealized gains or losses arising from the changes in fair value of other investments are recognized in the statement of stockholders’ equity. Gains or losses on disposal of other investments, representing the difference between the net sales proceeds and the carrying amounts, are recognized in the statement of operations as they arise.

Cemetery Properties and Other Inventories

Cemetery properties and other inventories are stated at the lower of cost and market. Cost, calculated on a weighted average basis, comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Market value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Building and improvements	31 years
Furniture and fixtures	3 - 10 years
Vehicles	6 - 12 years

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

Real Estate Held for Sale

Real estate held for sale are stated at cost, which includes construction costs incurred and other costs attributable to the construction of the related assets, less provision for any impairment in value.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Note 2 – Summary of Significant Accounting Policies (Cont’d)

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

Impairment of Long-Lived Assets

SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.   SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company's subsidiaries in China are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). According to PRC taxation policy, funeral service is exempted from profit tax. Therefore Sichuan Baoguang Yinfa Industrial Co. Ltd., Sichuan Baoguang Golden Autumn Senior Living Development Co. Ltd. and Sichuan Baoguang Funeral Service Chain Co. Ltd. are not subject to PRC profit tax. For Chengdu Xinjing Huayuan Real Estate Development Co. Ltd. profit tax rate reduced to 15% was approved by the tax authority. Sichuan Golden Autumn Garden Property Management Service Co., is subjected to profit tax at 33%. Golden Autumn Holdings (Hong Kong) Limited and Golden Autumn Development (Hong Kong) Ltd are limited companies incorporated in Hong Kong, whereas the profits tax rate is 17.5%. However, the Sichuan Golden Autumn Garden Property Management Service Co. and Golden Autumn Holdings (Hong Kong) Limited and Golden Autumn Development (Hong Kong) Ltd have net operating losses.

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
June 30, 2007
(Unaudited)
Note 2 – Summary of Significant Accounting Policies (Cont’d)

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

Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007 and 2006 there were no common stock equivalents outstanding.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company’s financial Statements as of and for the nine months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). During the nine months ended June 30, 2007, there were no stock options granted to employees.

Recently Issued Accounting Pronouncements

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (Cont’d)

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Recently Issued Accounting Pronouncements (cont’d)

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the Financial Account Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 3 – Cemetery Properties and Other Inventories

Cemetery properties and other inventories at June 30, 2007 (Unaudited) consisted of the following:

2007
Vaults and burial plots	$10,258,919
Work in progress -vaults	387,296
Others	8,377
$10,654,592

Note 4 – Real Estate Held for Sale

At June 30, 2007(Unaudited), real estate held for sale consists primarily of construction work in progress totaling $4,802,913.

Note 5 – Property and Equipment

Property and equipment at June 30, 2007 (Unaudited) consisted of the following:

2007
Property and equipment	$5,992,219
Less accumulated depreciation	(1,774,732)
Property and equipment, net	$4,224,487

The total depreciation expense for the nine months ended June 30, 2007 is $164,013.

Note 6 – Other Receivables

At June 30, 2007(Unaudited), the Company had advances outstanding of $1,364,918. The other receivables consist primarily of two non-interest bearing demand loan receivables from third parties, Sichuan Funeral Association and Gong Chen Zin Co.

Note 7 – Land Use Rights

In China, land is asset of the government. The Company maintains only use rights from local governmental authorities. The Company has use rights on three properties consisting of approximately 20 acres of land with land use rights of 20 years expiration from the date of purchase. Land use rights are stated at cost less accumulated amortization and any impairment losses. The land use rights are amortized on a straight line basis over the life of the rights.

In December 1997, November 2000 and November 2003, the Company acquired the land use rights related to Land # 1 ( 12 acres), Land #2 (4.6 acres) and Land #3 ( 3.2 acres) with original cost basis of $1,005,217, $237,579 and $421,325, respectively. As of June 30, 2007, the Company had changed 15.2 acres of the above land titles from Yinfa to Golden Autumn Holdings Inc. and has not transferred the remaining 4.6 acres of land titles to Golden Autumn. Memorial park is operated by the Company on the pieces of land.

At June 30, 2007(Unaudited), land use rights cost net of accumulated amortization was $1,584,7670.

Note 8 – Short Term Bank Loan, Secured

The Company had a short term bank loan. At June 30, 2007(Unaudited), the balance outstanding was $525,486. The Company short term borrowings $776,197(6 Million CNY) were drawn in February 2007 with a maturity due date within nine months, the Company paid back $250,711(2 Million CNY) in May 2007. Interest is charged at 11.02% per annum. The short term bank loan is secured by land use rights.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 9 – Customer Deposits

Customer deposits principally consist of deposits from purchasers of Condominium units which are recorded as a liability until the sale is recognizable. At June 30, 2007 (Unaudited), customer deposits totaled $1,476,274.

Note 10 – Deferred Revenue

Deferred revenue reflects the unearned portion of Condominium units sold using the percentage of completion method of accounting. At June 30, 2007 (Unaudited), deferred revenues totaled $682,200.

Note 11 – Stockholders’ Equity

Common Stock

The Company has a total of 75,000,000 authorized shares of common stock with a par value of $.001 per share.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 17,032,970 share of Armitage Mining Corp's common stock for 2,648,214 shares of the acquirer's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

In accordance with the terms of the merger, the Company issued 1,119,000 shares of common stock relating to the merger.

During the nine months ended June 30, 2007 (Unaudited), the Company issued 1,990,031 shares of common stock for consulting fees totaling $1,990,031. The shares were valued at a $1.00 per share. As of June 30, 2007 (Unaudited), the Company had 20,142,003 shares of common stock issued and outstanding.

Retained Earnings (Deficit)

The Predecessor's Articles of Association requires the appropriation of 10% of its profit after taxation each year to the statutory surplus reserve until the balance reaches 50% of the registered share capital. According to the provision of the Predecessor's Articles of Association, in normal circumstances, the statutory surplus reserve shall only be used for making up losses and capitalization into share capital. However, the Joint Venture's Articles of Association does not have such specific requirements. As of June 30, 2007 (Unaudited), the restricted retained earnings related to statutory surplus reserve totaled $193,640.

Note 11 – Stockholders’ Equity (Cont’d)

Pursuant to the PRC Company Law, the JV or its predecessor shall make allocation from their profit after taxation at the rate of 5% to 10% to the statutory public welfare fund. The statutory public welfare fund can only be utilized on capital items for employee collective welfare. Individual employees only have the right to use these facilities, the titles to which will remain with the JV or its predecessor. The statutory public welfare fund forms part of the stockholders' equity but is non-distributable other than in liquidation. As of June 30, 2007 (Unaudited), restricted retained earnings related to statutory public welfare fund totaled $98,820.

Warrants

At June 30, 2007 (Unaudited), the following table summarizes the changes in warrants outstanding and the related prices for the shares of the company's common stock issued to non-employees of the Company.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Note 11 – Stockholders’ Equity (Cont’d)

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$1.00	1,000,000	4.55	$1.00	1,000,000	4.55

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at October 1, 2006	-	-
Granted	1,000,000	$1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2007	1,000,000	$1.00

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.55%
Expected stock price volatility	150%
Expected dividend payout	--
Expected option life-years	5

The Company entered into a consulting agreement with Galway Holdings LLC, dated February 14, 2007, pursuant to which the Company issued Galway Holdings a warrant, which terminates on February 14, 2012, to purchase 1,000,000 shares of AMC's common stock at $1.00 per share. The Company valued the warrants using the Black-Scholes calculation model, and the warrants were deemed to have a combined value of $916,000. This amount was charged to expense on the Company's financial statements for the nine months ending June 30, 2007 (Unaudited).

Note 12 – Related Party Transactions

Amounts due from related company

At December 31, 2005, Chengdu Jinma Chuanxi Entertainment Co., Ltd., a company under the control of Mr. Guanglong Li, and director of Golden Autumn Holdings Inc. maintained a loan payable balance of $3,353,020. The outstanding loan balance comprised of cash advances of approximately $2,319,665 for the purposes of acquiring certain shares of the Predecessor. These debts are unsecured and interest free. In 2006, Chengdu Jinma Chuanxi Entertainment Co., Ltd repaid a portion of the debt by returning common shares in Golden Autumn Holdings Inc. valued $2,319,665. As of June 30, 2007, Chengdu Jinma Chuanxi Entertainment Co., Ltd. outstanding receivable was approximately $905,150. Chuanxi Entertainment paid off $128,205(1,000,000 CNY) in January of 2007.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Amounts due to stockholders

At June 30, 2007, loans due to stockholders totaled $286,238 after paying off $78,978 in June 2007. The loan due to stockholders was an unsecured non-interest bearing demand loan.

Office buildings shared by subsidiaries

Golden Autumn Senior Living Development Co., Ltd. owns an office building in the suburb of Chengdu, the Capital of Sichuan Province of P.R.China. Affiliated companies, Hua Yuan Real Estate Development Co., Ltd., Baoguang Memorial Products & Services Chain Co., Ltd. and Golden Autumn Garden Property Management Co., Ltd., all share space in the building for administrative and management purpose. No related party lease revenue is recorded in the accompanying financial statements.

Note 13 – Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2007, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Note 13 – Commitments and Contingencies (cont’d)

Customer Mortgage Guarantees

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to us.

Under U.S. GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off balance sheet arrangements would result from our loan guarantees in which Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd would provide contractual assurance of mortgage debt, or guarantee the timely re-payment of principal and interest of the purchasers of condominium units.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Typically, no fees are received for this service. Thus in those transactions, Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd would have a contingent obligation related to the guarantee of payment in the event the purchasers of condominium units default in mortgage payments.

Transactions described above require accounting treatment under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. Under that standard, we would be required to recognize the fair value of guarantees issued or modified for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guarantee agreement.

We have assessed the fair value of the liabilities arising from these guarantees and considered they are immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of June 30, 2007. As of June 30, 2007 (Unaudited), the Company has guaranteed third party mortgages held by customers related to the sales of condominiums totaling $777,450.

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

The granting of land use licenses is a common practice in China as all land is government-owned, and, at present, no option to purchase land has ever been granted. Pursuant to the laws of China,

Note 13 – Commitments and Contingencies (cont’d)

all land belongs to the government. Regardless of whether real estate is purchased or sold for residential or business purposes, the purchaser will receive the ownership license and a permit to only use the land, as opposed to owning the land.

Upon transfer of title of the units to purchasers of our real estate development, we will not have any interest in such units or licensed land. However, we conduct our sales of burial space, niches and funeral supplies in our Memorial park which we have a limited rights in accordance with land use license (Note 7).

Note 14 – Retirement Plans

The Company participates in a defined contribution retirement program organized by the relevant local government authority in Mainland China. Employees of the Company eligible to participate in the retirement plan are entitled to retirement benefits from the plan. The local government authority is responsible for the pension liabilities to these retired employees. The Company is required to make monthly contributions to the retirement plan up to the time of retirement of the eligible employees, at 20% of the local standard basic salaries.

As of June 30, 2007, the Company had no significant obligation apart from the contribution as stated above.

Golden Autumn Holdings Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 15 – Subsequent Events

On July 26, 2007, the Company acquired a land use right in Chengdu through a subsidiary for future development at a consideration of $730,578, of which $394,115 was paid on July 26, 2007. The remaining balance of $336,463 will be payable within one year.

Note 16 – Segment Reporting

Operating segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable operating segments are the two operating groups, which are (1) funeral products and services and (2) real estate development and community services. Information regarding the Company’s reportable operating segments is as follows:

2007	Real Estate	Funeral
	Development and	Products/Service	Nine Months Ended
	Community Services	and Others	September 30, 2007

Revenue from external customers(all in China)	$11,161,312	$243,528	$11,404,840
Cost of revenues	7,697,087	106,306	7,803,393
Gross profit	3,464,225	137,222	3,601,447

Selling expenses	621,397	67,621	689,018
General and administrative expenses	174,457	647,169	821,626
Consluting expense	-	2,491,031	2,491,031
Shell Purchase,Legal expenses	-	840,000	840,000
Allowance for A/R	55,176	2,306,828	2,362,004
Depreciation and amortization	68,889	164,794	233,683
Financial expenses	31,648	19,470	51,118
Total operating expenses	951,567	6,536,913	7,488,480

Income from operations	$2,512,658	$(6,399,691)	$(3,887,033)

Total assets	$8,122,452	$16,519,578	$24,642,030
Total liabilities	$6,887,936	$655,294	$7,543,230
Capital expenditures	$14,961	$41,240	$56,201

2006	Real Estate	Funeral
	Development and	Products/Service	Nine Months Ended
	Community Services	and Others	September 30, 2006

Revenue from external customers(all in China)	$1,148,334	$363,188	$1,511,522
Cost of revenues	679,193	29,982	709,175
Gross profit	469,141	333,205	802,346

Selling expenses	464,235	99,864	564,099
General and administrative expenses	151,815	600,975	752,790
Depreciation and amortization	5,115	84,294	89,409
Financial expenses	275	9,386	9,661
Total operating expenses	621,440	794,520	1,415,960

Income from operations	$(152,299)	$(461,315)	$(613,614)

Total assets	$5,115,653	$19,366,466	$24,482,119
Total liabilities	$5,880,624	$1,054,413	$6,935,038
Capital expenditures	$1,644	$39,604	$41,248

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 8K/A filed on April 11, 2007.

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

RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO NINE MONTHS ENDED JUNE 30, 2006

Revenues

For the nine months ended June 30, 2007, our total revenues were $11,404,839 as compared to total revenues of $1,511,521 for the nine months ended June 30, 2006, an increase of $9,893,318. The increase in revenues was primarily a result of that the Phase II of the Company's real estate development project was mostly completed during the nine months ended June 30, 2007 and, while Phase I was completed but Phase II just started during the nine months ended June 30, 2006. In addition, the Company experienced a decline in cemetery and funeral product sales due to an increase in competition in the memorial park business with many of our competitors selling their products at lower prices.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cost of Revenues and Gross Profit

For the nine months ended June 30, 2007, our total cost of revenues were $7,803,392 as compared to total cost of revenues of $709,175 for the nine months ended June 30, 2006, an increase of $7,094,217. The increase in cost of revenues was a result that of the Phase II of the Company's real estate development project was mostly completed during the nine months ended June 30, 2007, while Phase I was totally completed but Phase II just started during the nine months ended June 30, 2006. In addition, the Company experienced a decline in gross profit percentage due to the substantial competition noted above while gross profit as a percentage of revenues decreased to 32% from 53% for the nine months ended June 30, 2007 and 2006, respectively.

Operating Expenses

Total operating expenses were $7,488,480 for the nine months ended June 30, 2007 as compared to operating expenses of $1,415,960 for the nine months ended June 30, 2006, an increase of $6,072,520 or approximately 428.86%

Included in this increase were:

•
For the nine months ended June 30, 2007, selling expenses amounted to $689,018 compared to $564,099 for the nine months ended June 30, 2006 an increase of $124,919 or approximately 22.14%. For the nine months ended June 30, 2007 and 2006, selling expenses were approximately 6.04% and 37.32% of our revenues, respectively.

•
For the nine months ended June 30, 2007, we incurred general and administrative fees of $6,748,344 as compared to $842,199 for the nine months ended June 30, 2006, an increase of $5,906,145, or 701.28%. The increase is due primarily to an increase of non cash expenses related to warrants and common stock issued as a result of the recapitalization consulting and professional fees of $2,906,031 and a bad debt reserve on related party receivables of $2,362,004. In addition, the Company charged general and administrative fees of $425,000 related to the acquisition of Armitage Mining Corp during the nine months ended June 30, 2007.

Net Loss

Net Loss for the nine months period ended June 30, 2007 was $3,922,810, an increase of $3,365,180 as compared to a net loss of $557,630 for the nine months period ended June 30, 2006. The increase in net loss resulted from an increase of general and administrative expense incurred in U.S. entity as noted above.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues

For the three months ended June 30, 2007 our total revenues were $5,237,322, as compared to total revenues of $53,433 for the three months ended June 30, 2006, an increase of $5,183,889 or approximately 97 folds. The increase in revenues is a result of the Company’s completion of Phase II of the real estate development project during the three months ended June 30, 2007 and full payments were collected from most of the buyers. On the other hand, for the three months ended June 30, 2006, Phase I was already closed, Phase II was in preliminary stage.

Cost of Sales and Gross Profit

For the three months ended June 30, 2007, cost of revenues amounted to $3,634,252 or approximately 69.39% of revenues as compared to cost of revenues of $8,699 or approximately 16.28% of revenues for the year three months ended June 30, 2006. The increase in cost of revenues was a result that of the Phase II of the Company's real estate development project was mostly completed during the nine months ended June 30, 2007, while Phase I was totally completed but Phase II just started during the nine months ended June 30, 2006.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Operating Expenses

Total operating expenses were $3,015,402 for the three months ended June 30, 2007 as compared to operating expenses of $357,715 for the three months ended June 30, 2006, an increase of $2,657,687, or approximately 742.96%.

Included in this increase were:

•
For the three months ended June 30, 2007, selling expenses amounted to $294,218 compared to $99,024 for the three months ended June 30, 2006, an increase of $195,194 or approximately 197.12%. For the three months ended June 30, 2007 and 2006, selling expenses were approximately 5.62% and 185.32% of our revenues, respectively. The increase of selling expenses is due to the additional costs incurred to sell Phase II units.

•
For the three months ended June 30, 2007, we incurred general and administrative fees of $2,700,183 as compared to $255,031 for the three months ended June 30, 2006, an increase of $2,445,152, or 958.77%. The increase is due to the $2,362,004 bad debt reserve recorded during this quarter.

Net Loss

Net loss for the three months ended June 30, 2007 was $1,469,218 as compared to a net loss of $282,262 for the three months ended June 30, 2006. This increase of net loss resulted primarily from an increase in general and administrative expenses as noted above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had negative working capital of $1,635,114 and cash and cash equivalents of $1,079,768.

Net cash provided by operating activities was $638,862 for the nine months ended June 30, 2007 as compared to $972,444 provided by operating activities for the nine months ended June 30, 2006.

Net cash used in investing activities were $867,917 for the nine months ended June 30, 2007 as compared to net cash used in investing activities $1,421,134 for the nine months ended June 30, 2006. This decrease in cash used in investing activities was due primarily to a reduction in advances on loans receivables of $350,961, reduction in payments for land use rights of $217,209 and $14,953 increase in purchase of fixed assets in comparing 2007 and 2006.

Net cash provided by financing activities was $464,513 for the nine months ended June 30, 2007 as compared to $1,014,473 for the nine months ended June 30, 2006. The decrease in cash provided by financing activities was due primarily to a reduction in paid in capital received from the recapitalization during the nine months ended June 30, 2006.

We will need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Off Balance Sheet Arrangements

As of the date of this report and other than the guarantees that are currently disclosed within the Company’s financial statements, we do not have any additional off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.

The Company has two segments including the following revenue recognition policies:

2.	Funeral Products and Services
a.
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

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred revenue represents prepaid maintenance that is separately invoiced for future delivery of maintenance services to be delivered in the Memorial Park. The Company is amortizing one-time maintenance revenue over a straight line basis over 20 years.

b.
Sichuan Baoguang Memorial Products & Services Chain Co., Ltd. engages in manufacturing funeral and memorial products as well as providing funeral and memorial services. Revenues are recognized when the services are provided or products are delivered, also collection of payments are assured.

3.	Real Estate Development and Community Services

a.
Chengdu Xinjing Hua Yuan Real Estate Development Co., Ltd develops senior communities and sells condominiums. Revenues from real estate sales, including multi-family residences, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“FAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenues for multi-family residences under construction are recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.

b.
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

In addition, all of the Company's transactions undertaken in the PRC are denominated in Chinese Yuan Renminbi (CNY), which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Translation

The accounts of the Company were maintained, and their consolidated financial statements were expressed in the CNY. Such consolidated financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income.”

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Building and improvements	31 years
Furniture and fixtures	3 - 10 years
Vehicles	6 - 12 years

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

Real Estate Held for Sale

Real Estate held for sale is stated at cost, which includes construction costs incurred and other costs attributable to the construction of the related assets, less provision for any impairment in value. No depreciation is provided in respect of properties under development until the construction work is completed.

Impairment of Long-Lived Assets

SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.   SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.

Golden Autumn Holdings, Inc.
(Formerly Sichuan Baoguang Yinfa Shiye Co. Ltd and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 3.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see the subsection “Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls” below.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the three months ended June 30, 2007.

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending December 31, 2007. While management will be working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company's internal control relating to the above activities.

(b) Changes in Internal Controls

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

We have identified the following material weaknesses of our internal controls:

☐	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

The Company is currently continuing its review in order to design enhanced controls and procedures to remedy this deficiency.

PART II – OTHER INFORMATION

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

Not applicable.

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

GOLDEN AUTUMN HOLDINGS, INC.
Dated: August 20 , 2007	By:	/s/Guanglong Li
Guanglong Li
Chief Executive Officer

Dated: August 20, 2007	By:	/s/Guanxin Tang
Guangxin Tang
Chief Financial Officer